Form 10QSB
period 1997-09-30
THORSDEN GROUP LTD
filed 1997-11-18
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to _______

      Commission File Number 0-24372

                            THE THORSDEN GROUP, LTD.
       (Exact name of small business issuer as specified in its charter)


     Delaware                                           33-0611746
(State or other jurisdiction of                     (I.R.S. Employer Identi-
incorporation or organization                        fication No.)

4505 South Wasatch Blvd., Suite 340, Salt Lake City, UT           84124
(Address of Principal Executive Offices)                        (Zip Code)

                               (801)424-0044
              (Registrant's Telephone Number, including Area Code)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

As of November 14, 1997, there were 20,000,000 shares of the issuer's common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes      No  X
    ---     ---

                            THE THORSDEN GROUP, LTD.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS

                                     ASSETS

                                                          March 31,       September 30,
                                                            1997              1997
                                                          ----------      -------------
CURRENT ASSETS - CASH                                     $        0      $        0
                                                          ----------      ----------
       TOTAL ASSETS                                       $        0      $        0

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES - Accounts payable                    $   2,799       $   2,829

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding             425             425

Additional paid-in Capital                                      821             821

Accumulated deficit during the development stage             (4,045)         (4,075)
                                                          ----------      ----------
       TOTAL STOCKHOLDERS' EQUITY                            (2,799)         (2,829)
                                                          ==========      ==========

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $       0       $       0















  The  accompanying  notes are an integral part of the financial statements.

                           THE THORSDEN GROUP, LTD.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                    FOR THE SIX MONTHS       FOR THE THREE             CUMULATIVE
                                    ENDED                    MONTHS ENDED              FROM INCEPTION
                                    September 30,            September 30,             (June 11, 1992)
                                    1997        1996         1997         1996         TO September 30 1997
                                    --------------------     ----------------------    --------------------

REVENUES                            $       0   $      0     $       0    $       0     $       0
                                    ---------   --------     ---------    ---------     ---------
OPERATING EXPENSES

  General and Administrative               30         30            15           15         3,812
  Amortization                              -         28             -           14           263
                                    ---------   --------     ---------    ---------     ---------
TOTAL OPERATING EXPENSES                   30         58            15           29        (4,075)

NET (LOSS)                          $     (30)       (58)          (15)         (29)       (4,075)
NET (LOSS) PER SHARE                $     (Nil)     (Nil)         (Nil)        (Nil)    $    (.01)
                                    ==========  =========    =========    =========     =========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 424,000   424,600       424,600      424,000       420,214
                                    ==========  =========    =========    =========     =========


























                 See accompanying Notes to Financial Statements.

                            THE THORSDEN GROUP, LTD.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                       CUMULATIVE
                                      FOR THE SIX MONTHS        FOR THE THREE          FROM INCEPTION
                                      ENDED                     MONTHS ENDED           (June 11, 1992)
                                      September 30,             September 30,          TO
                                      1997         1996         1997        1996       September 30, 1997
                                      -----------------------   ---------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                            $     (30)   $     (58)   $     (15)  $    (29)   $    (4,075)

  Add item not requiring the
   use of cash                                -           28            -         14            263

  Increase (decrease) in accounts
   payable                                   30           30           15         15          2,829
                                      ---------    ---------    ---------   --------   ------------

  Net cash flows from operating
   activities                                 -            -            -          -           (983)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                        -            -            -          -           (263)
                                      ---------    ---------    ---------   --------   ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                    -            -            -          -            500
   Sale of Common Stock                       -            -            -          -            746
                                      ---------    ---------    ---------   --------   ------------
  Net Cash flows from financing
   activities                                 -            -            -          -          1,246
NET INCREASE (DECREASE) IN CASH                                                                (763)
                                      ---------    ---------    ---------   --------   ------------

CASH BALANCE AT BEGINNING
  OF PERIOD                                   -            -            -          -            763
                                      ---------    ---------    ---------   --------   ------------
CASH BALANCE AT END OF
  PERIOD                              $       -    $       -    $       -   $      -   $          -
                                      =========    =========    =========   ========   ============






                 See accompanying Notes to Financial Statements.

                           THE THORSDEN GROUP, LTD.
                      (A Company in the Development Stage)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              September 30, 1997


1.       Comments

     The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996, and the cash flows for the three and six months ended September 30, 1997 and 1996.

     Reference is made to the Company's Form 10-KSB for the year ended March 31, 1997. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has limited working capital and no activities. Subsequent to the end of the period covered by this report, on October 11, 1997, the Company entered into an agreement, through a wholly owned subsidiary, Thorsden Acquisition Corp. ("TAC"), a Utah corporation, by which TAC was merged with and into Arkona, Inc.("Arkona"), a Utah corporation, pursuant to an Agreement and Plan of Merger, among TAC, Arkona, and the Company (the "Merger Agreement". The Merger is intended to be a tax-free "reverse triangular merger" for federal income tax purposes and is to be accounted for as a recapitalization of the Company by an exchange of Common Stock, $.001 par value ("Thorsden Common Stock"), for all of the issued and outstanding Common Stock of Arkona, no par value (the "Arkona Common Stock").

     Under the terms of the Merger Agreement, the shares of Arkona Common Stock outstanding immediately prior to the closing of the Merger were converted into and exchanged for a total of 14,000,000 shares of Thorsden Common Stock"), which represented approximately 70% of the shares of the Registrant's Common Stock outstanding immediately after consummation of the Merger.

     As contemplated by the Merger Agreement, the Board of Directors of Arkona was elected to serve as the new Board of Directors of the Company.
That Board now consists of nine persons. Such persons began their term of office as directors of the Company immediately following the effective time of the Merger. The former members of the Registrant's Board of Directors resigned at the effective time of the Merger. Consequently, the Arkona Board members, who are also the former shareholders of Arkona, if they act together, have effective control of the business and affairs of the Registrant. Upon the effectiveness of the Merger, the nine new Board members as a group held an aggregate of 14,000,000 shares of Thorsden Common Stock, representing approximately 70% of the outstanding shares of Thorsden Common Stock.

     Upon consummation of the Merger, Thorsden anticipates incurring $80,000 in transaction costs associated with the Merger which it will record against equity. This amount is a preliminary estimate and there can be no assurance that Thorsden will not incur additional charges to reflect costs associated with the Merger.

     Prior to the closing of the Merger, Thorsden completed a private placement of 4,000,000 shares of Thorsden Common Stock for $2,000,000, which represents approximately 20% of the total issued and outstanding shares of Thorsden Common Stock immediately following completion of the Merger. The purchasers of such shares of Thorsden Common Stock in the private placement paid cash of $958,000 and marketable securities for the balance of the purchase price. The shares issued in such private placement are restricted securities and bear restrictive legends.

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE THORSDEN GROUP, LTD.



Date:   November 18, 1997         By:  /s/ Stephen Russell
                                     ----------------------
                                     Stephen Russell, Chief Financial Officer