Form 10QSB
period 1997-12-31
THORSDEN GROUP LTD
filed 1998-02-10
CIK 925662

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     _____________


                        COMMISSION FILE NUMBER 0-24372

                           THE THORSDEN GROUP, LTD.
       (Exact name of small business issuer as specified in its charter)



          DELAWARE                                         33-0611746
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                      4505 South Wasatch Blvd., Suite 340
                          Salt Lake City, Utah 84124
             (Address of principal executive offices and Zip Code)

                                (801) 424-0044
             (Registrant's telephone number, including Area Code)



Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

As of December 31, 1997, there were issued and outstanding 20,000,000 shares of the Company's Common Stock, par value $.001 per share.


Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                 ---       ---

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
                                                                            ----
     1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of
          December 31, 1997 and March 31, 1997..............................  3

          Unaudited Condensed Consolidated Statements of Income for
          the three and nine months ended December 31, 1997 and 1996........  4


          Unaudited Condensed Consolidated Statements of Cash Flows for
          the three and nine months ended December 31, 1997 and 1996........  5


          Notes to Unaudited Condensed Consolidated Financial Statements....  6


     2.   Management's Discussion and Analysis or Plan of Operation.........  7


PART II.  OTHER INFORMATION................................................. 11

                                     PART I

 ITEM 1 - FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

Consolidated Condensed Balance Sheets (Unaudited)      December 31    March 31
                                                           1997         1997
                                                       ------------  ----------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                            $    900,087    $ 11,614
  Marketable Securities                                     840,610           -
  Accounts Receivable                                        15,125     (30,000)
  Prepaid Expenses                                            3,650           -
                                                         ----------    --------

  Total Current Assets                                    1,759,472     (18,386)
                                                         ----------    --------
  Equipment                                                 114,271       1,004
  Less Accumulated Depreciation                                 705           -
                                                         ----------    --------
  EQUIPMENT, NET                                            113,566       1,004
  OTHER ASSETS                                                9,374           -
                                                         ----------    --------

  TOTAL ASSETS                                           $1,882,412    $(17,382)
                                                         ==========    ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts Payable                                       $   68,283    $  8,771
  Deferred Income on Maintenance Contracts                   16,667           -
  Equipment Lease Obligations                                33,273           -
  Accrued Liabilities                                        34,592      41,253
                                                         ----------    --------
  Total Current Liabilities                                 152,815      50,024
                                                         ----------    --------
  Equipment Lease Obligations                                22,145           -

  STOCKHOLDERS' EQUITY
  Common Stock                                               20,000         425
  Additional Paid in Capital                              1,909,956         821
  Accumulated (Deficit)                                    (222,504)    (68,652)
                                                         ----------    --------
  Total Stockholders' Equity                              1,707,452     (67,406)
                                                         ----------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,882,412    $(17,382)
                                                         ==========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                                                                                                    Cumulative from
                                                                                                 Inception (Sept.25, 1996)
                                   Three Months Ended              Nine Months Ended               to December 31, 1997
                             --------------------------------------------------------------------------------------------
                                        December 31                   December 31
                                   1997           1996             1997            1996
                             --------------------------------------------------------------------------------------------
NET REVENUES                  $      10,959       $       0      $    135,959     $        0          $     135,959
                              -------------       ---------      -------------    ----------          -------------
COSTS AND EXPENSES:

Cost and Sales                          852               0               852              0                    852
Research and Development             55,062           5,716            73,263          5,716                 79,338
Marketing, General and
Administrative                      193,904          26,402           227,209         26,458                289,827
                              -------------       ---------      ------------     ----------          -------------
OPERATING COSTS AND EXPENSES        249,818          32,118           301,324         32,174                370,017
                              -------------       ---------      ------------     ----------          -------------
OPERATING (LOSS)                   (238,859)        (32,118)         (165,365)       (32,174)              (234,058)
Interest Income                      11,344              71            11,513             71                 11,554
                              -------------       ---------      ------------     -----------         -------------
         NET (LOSS)           $    (227,515)      $ (32,047)     $   (153,852)    $  (32,103)         $    (222,504)
                              =============       =========      ============     ==========          =============
NET LOSS PER SHARE            $       (0.01)      $   (0.08)     $      (0.01)    $    (0.08)         $       (0.01)
                              =============       =========      ============     ==========          =============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING               20,000,000         424,600        20,000,000        424,600             20,000,000
                              =============       =========      ============     ==========          =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE THORSDEN GROUP, LTD.
(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Nine Months Ended
                                                        --------------------------------------          Cumulative From
                                                                      December 31                       Inception (Sept. 25,
                                                                 1997                1996               1996) to Dec. 31, 1997
                                                        --------------------------------------       ----------------------------
CASH FLOWS (USED BY) OPERATING ACTIVITIES:

Net (Loss)                                                    $(153,852)      $     (32,102)                    $(222,504)
Adjustments to reconcile net income to net cash used for      ----------      -------------                     ---------
operating activities:

Depreciation                                                        705                   0                           705
Changes in Assets and Liabilities:
 Accounts Receivable                                            (45,125)                  0                       (15,125)
 Prepaid Expenses                                                (3,650)                  0                        (3,650)
 Other Assets                                                    (9,374)                  0                        (9,374)
 Accounts Payable                                                59,512               1,094                        68,283
 Deferred Income                                                 16,667                   0                        16,667
 Accrued Liabilities                                             (6,661)             43,762                        34,592
                                                              ----------      -------------                     ---------
                                                                 12,074              44,855                        92,098
                                                              ----------      -------------                     ---------
NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES           (141,778)             12,753                      (130,406)
                                                              ----------      -------------                     ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES

Additions to Equipment                                         (113,267)      $           0                      (114,271)
                                                              ----------      -------------                     ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from Private Placement of Shares                     1,928,710                   0                     1,929,956
(Increase) in Marketable Securities                            (840,610)                  0                      (840,610)
Increase in Lease Obligations                                    55,418                   0                        55,418
                                                              ----------      -------------                     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,143,518                   0                     1,144,764
-----------------------------------------------               ----------      -------------                     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       888,473              12,753                       900,087
                                                              ----------      -------------                     ---------
Beginning cash:                                               $  11,614                   0                     $       0
                                                              ----------      -------------                     ---------
Ending with:                                                  $ 900,087       $      12,753                     $ 900,087
                                                              ----------      -------------                     ---------
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest                      $   1,559       $           0                     $   1,559
                                                              ----------      -------------                     ---------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                   Notes to Consolidated Financial Statements

Preliminary Note
----------------

        The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997, as amended.

        The Company was incorporated on June 11, 1992. Its activities since inception until October 7, 1997 were limited to organizational matters. For the purpose of merging with Arkona, Inc., a Utah corporation pursuant to an agreement dated October 7, 1997, the Company formed a wholly owned subsidiary, Thorsden Acquisition Corp. An Agreement and Plan of Merger was executed on October 7, 1997 resulting in a reverse triangular merger, accounted for as a purchase.

        The merger resulted in Thorsden Acquisition Corp. ceasing to exist with the surviving entity now operating as a wholly owned subsidiary of Thorsden under the name of Arkona, Inc.

        Arkona, Inc. was incorporated from a Limited Liability Company ("LLC") on or about September 30, 1997. All the assets and liabilities of the LLC were transferred into the corporation and the LLC ceased to exist.

        The Agreement and Plan of Merger set forth that Thorsden would issue 14,000,000 shares to Arkona Inc.'s shareholders. At that time Thorsden had 424,500 shares outstanding and issued additional 1,575,500 shares to Thorsden's shareholders. Immediately after this issuance Arkona Inc.'s shareholders owned 14,000,000 of the total outstanding of 16,000,000 shares, or 87.5%.

        Comparative figures in this report have been restated, where necessary, for the effects of this merger.

        Also, on October 7, 1997, a private placement of securities was completed wherein the Company received cash and marketable securities of approximately $2,000,000. A total of 4,000,000 additional shares were issued in conjunction with the private placement. The total current outstanding shares are 20,000,000. Thorsden incurred approximately $68,000 in transaction costs associated with the private placement and has recorded these against equity.

Interest income is all bank interest.

Cash and cash equivalents includes:
                                       December 31, 1997  March 31, 1997
                                       -----------------  --------------
     Cash and Bank                              $797,226              $0
     Certificates of Deposit                    $102,861               0
                                                --------              --
     Total                                      $900,087              $0
                                                ========              ==

The certificates of deposit mature in December 1998 and November 1999. These are held jointly with First Security Bank, Salt lake City, as guarantee for payment of office rent and equipment leases.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT"). SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

                                    GENERAL

The Thorsden Group, Ltd. (the "Company") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. In October 1997, the Company merged with Arkona, Inc., a Utah corporation in a reverse triangular merger, accounted for as a purchase. Arkona's predecessor, Arkona LLC, a limited liability company was founded in September 1996. Since the merger, the Company has continued the business of Arkona, which is as follows:

DISTRIBUTED COMPUTING
---------------------

For more than a decade, the computer industry has been striving to extend the value of stored information from large enterprise systems to networked desktop computers. Networked computing allowed corporations to empower knowledge workers by giving them direct control of information and applications - productivity skyrocketed. In recent years, the Internet has allowed companies to extend the scope and value of their networks even further. Members of the Internet's "connected" community can obtain a wide variety of corporate data. Finally, a third iteration of the theme is quietly but forcefully gaining momentum. Information access is once again being extended further than ever before - this time to a wave of mobile, disconnected, and geographically distributed employees, partners, and customers. Organizations that take advantage of this third wave can finally apply corporate knowledge at its final and most critical destination - the customer point of service.

INTELLIGENT SYNCHRONIZATION
---------------------------

Arkona's unique software solutions are helping to bring about this "Distributed" information wave by extending a business's most critical information and applications - large knowledge databases. These databases are monolithic in size and complexity making them inherently poor applications for mobile workers such as field sales and service representatives.

When field personnel visit customers for sales or service calls, it is paramount that they arrive with all pertinent customer information, including detailed information on products, pricing, contracts, and any other information which might affect the customer. The great challenge is that this kind of structured information is ideally suited for large corporate databases and workhorse computers. To make matters worse, the information is rarely stored in a single repository. The result is a complex computing environment difficult to mobilize for field service professionals.

Surprisingly, this simple requirement of efficiently extracting information from larger, disparate databases and seamlessly synchronizing it upon check in from the field is a struggle that costs corporations millions in lost knowledge capital, lost sales, and lost customers. This challenge represents enormous waste and frustration both for corporations and their customers. The need to resolve this dilemma was the genesis of Arkona's software solutions.

Instead of aiming to displace large corporate databases, which function very well at the home office where there is ample computing power, Arkona extends the value of these databases by cleanly extracting mission critical information for point of service use. And Arkona's software maximizes existing software investments by working equally well with any of the widely used database systems including Oracle, Sybase, Informix, PeopleSoft, BAAN, SAP, Microsoft, and others.

HOW THE CUSTOMER BENEFITS
-------------------------
Arkona's products and services help customers to:

OPTIMIZE SYNCHRONIZATION OF DATA AND APPLICATIONS: Arkona's Universal Update technology optimizes the process of synchronizing distributed and mobile data sources. The Universal Update Server reduces bandwidth requirements by distributing and reconciling only incremental differences between client and server data sources. Administrators may also define profiles for individual users, groups, or other servers. Information is customized and distributed based on business logic stored in the user profile.

REDUCE THE HIGH COST OF INFORMATION AND APPLICATION UPDATES: Arkona's synchronization solutions eliminate data "snapshots" mailed to the field, costly downtime for application updates, and time consuming support of remote installation procedures. Arkona's technology allows customers to simply, inexpensively and securely update and synchronize critical information and distributed applications.

SIMPLIFY THE DELIVERY OF INFORMATION: End-users can update information and applications with the click of a button, avoiding data/application reconciliation problems.

PROFIT FROM FLEXIBLE SYNCHRONIZATION SOLUTIONS: True object design and reusable code libraries allow Arkona to quickly and efficiently create proven synchronization solutions to a customer's exact specifications. Arkona's custom solutions take advantage of multiple data sources, data types, OS platforms, and various mobile devices.

LEVERAGE AND REVITALIZE LEGACY SYSTEMS: Arkona's custom solutions easily integrate with existing corporate information and knowledge systems. Arkona designs distributed applications that extend a company's information system investments instead of replacing them.

ARKONA'S SOLUTIONS
------------------
Universal Update(TM)

The Universal Update client and server represent Arkona's core technology. These modules work as embedded components within specific vertical solutions. Arkona's customers and solution providers may choose to license the Universal Update technology for use in their own products, or can work with Arkona to build more specific vertical solutions.

Arkona OnSite(TM) Field Service

Arkona OnSite Field Service is Arkona's first vertical solution, designed specifically for field service engineers. Arkona OnSite gives field service engineers access to critical customer, product, and inventory information even when disconnected at the customer's site.

Arkona OnSite(TM) Publisher

Arkona OnSite Publisher is currently being designed in collaboration with an Arkona solution provider. Arkona OnSite Publisher will allow large reference publishers to virtually eliminate production and distribution of CD ROM publications in favor of on-line distribution. Electronic titles will be synchronized automatically with publisher archives and placed directly into a subscribers own electronic library solution. The first implementation will be released to large legal publishers and law firms.

RESULTS OF OPERATIONS
---------------------

Quarter Ended December 31, 1997

Revenues for the quarter ended December 31, 1997 were $10,959, compared to $0 for the comparable quarter in 1996. Cost of revenues totaled $249,818 in the quarter ended December 31, 1997, compared to $26,402 in the quarter ended December 31, 1996. The 1997 expenses included $55,062 in research and development expense compared to $5,716. The increased expenses in 1997 reflect the addition of personnel and costs associated with the merger of the Company with Arkona. The Company had $11,344 in interest income during the quarter ended December 31, 1997 compared to $71 in the same period of 1996. The net loss for the quarter was $227,515 (or $.01 per share) compared to a loss $32,047 (or $.08 per share) in 1996.

Following the successful completion of the merger management's focus for the third quarter was to ensure the recruitment of the core team necessary for the success of the Company. Management believes it has made progress in securing key engineering talent in a very competitive and tight marketplace. This will be an ongoing task in successive quarters.

Revenues for the quarter were primarily related to ongoing service contracts with existing customers and cost of sales reflects the costs associated with delivery of these services. The Company is currently bidding for a number of projects utilizing its core technologies and expects to report successes in subsequent quarters.

Expenses for the quarter reflect the cost of people, engineering research and marketing and selling efforts, which will form the foundation of future increased revenue and profitability growth.

The Company's primary marketing focus for the quarter was to establish the Company's identity in the marketplace and to build a secure platform for future growth.

During the three months ended December 31, 1997, the Company completed a private placement of its Common Stock, generating gross proceeds of $2,000,000 in cash and marketable securities. The Company funded its operations during the period with the proceeds of this offering. Capital spending of $113,267 was primarily for computer and related equipment used in the Company's operations. During the nine months ended December 31, 1997, the Company's operating activities used $141,778 of cash.

Research and development expenditures totaled $55,062 during the three months ended December 31, 1997. The Company expects that research and development expenditures will continue to increase during the next 12 months as development of existing and new products continues. It is expected that new personnel in the research and development area will increase these expenses by approximately 5% in the fourth quarter.

Nine Months Ended December 31, 1997 Compared With Nine Months Ended December 31, 1996

The Company had no revenues or business activity prior to the merger with Arkona. Since the completion of the merger in October 1997, the primary focus of management was to recruit a core team of personnel for various aspects of the Company's business. It is expected that additional employees will be needed to complete planned product development during the balance of calendar 1998.
During the nine months ended December 31, 1997, the Company had revenues of $135,959 compared to no revenues in the comparable nine-month period ended
December 31, 1996.   All operating revenues for the period were generated from
one customer of the Company.

Research and development costs for the nine months ended December 31, 1997 totaled $73,263, compared to $5,716 during the same period in 1996. Marketing, general and administrative expenses were $227,209 for the nine months ended December 31, 1997, compared to $26,458 for the nine months ended December 31, 1996. All of these amounts relate to Arkona's activity to develop and market its software products.

Interest income was $11,513 for the nine months ended December 31, 1997 and resulted from the investment of the Company's cash proceeds from the sale of its Common Stock.

The net loss for the period totaled $153,852, compared to a net loss of $32,103 for the nine months ended December 31, 1996. The net loss applicable to common shares was $.01 per share for the nine months ended December 31, 1997 compared to $.08 per share in the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1997, the Company had cash and cash equivalents of $1,740,697, as compared to cash and cash equivalents of $11,614 as of March 31, 1997. Cash and cash equivalents include certificates of deposit held with First Security Bank, Salt Lake City, Utah, as a guarantee for payment of office rent and equipment leases.

Management believes that the cash available to the Company from the recently completed private placement and cash provided by operations will be sufficient to meet the business requirements of the Company for the next twelve months. If the Company expands its efforts to develop new products, it may be required to seek additional funding through the sale of its securities or through borrowing. Presently the Company does not have an established bank line of credit or similar facility.

OUTLOOK
-------

This section contains forward-looking statements, all of which are based on current expectations. The purpose of this section is to inform shareholders of anticipated developments in the Company. The reader is cautioned that because of certain risks applicable to the Company's business and to the industry in which the Company operates, actual results may vary from those anticipated by the Company. Such risks and related factors may include, but are not limited to, potential financial and other effects of future acquisitions, one-time charges and related operational risks associated with such transactions, moves into new market segments and the cost of managing growth of the business, business and economic conditions and growth of the Company's target market segments and of the economy generally, changes in customer order patterns, including timing of project initiation and completion, competitive factors, timing of the release of new products, and possible litigation involving intellectual property matters.

The Company's corporate launch will be held at the upcoming Java-One Conference in San Francisco in March 1998, at which time it will describe its offerings and product portfolio. This will be the first time the Company's potential customers and competitors will be aware of the Company's capabilities and strategies. This is Sun Microsystems' premier event of the year for its Java users and represents a significant opportunity to increase the Company's visibility in the industry.

The Company expects earnings in the fourth quarter of the fiscal year to be relatively flat, as the Company continues its marketing efforts. Orders written during the fourth quarter will not produce revenues until the next fiscal year. The Company intends to continue its focus on products related to the mobile worker, but will also be exploring opportunities in related fields.

                         PART II.    OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to the end of the period covered by this report, in January 1998, the Board of Directors approved an amendment to the Certificate of Incorporation of the Company, increasing the authorized shares of the Company to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. This change has been approved by consent of 70% of the outstanding shares of the Company's Common Stock and the Company will notify the remaining shareholders of this change in due course.

In October 1997, the Company merged with Arkona. A new board of directors was appointed as a consequence of the merger and with the issuance of shares in the merger, the Company underwent a change of control. The Company filed a Current Report on Form 8-K to report this change and to identify the new directors and officers of the Company. Those new directors and officers are:

          John Blumenthal, 36, President and Director. Mr. Blumenthal has worked in the information technology industry for more than 12 years, much of that time as a software engineer and architect for Deutsche Bank AG in New York. He has also been a software engineer with RasterOps and has provided independent consulting services in the field for US West and Micron. In 1994 he was employed by Veritas Software to lead technical development in that company's Far East and South American operations. He was instrumental in positioning the Veritas product line in the Internet marketplace. He has also served as an advisor to the US House of Representatives Subcommittee on Technology concerning US encryption export laws. He has a BA degree from Columbia University in New York.

          Stephen Russell, 45, Vice President Finance, Chief Financial Officer and Director. Mr. Russell has a BS in Physics and Mathematics from the University of Glasgow in Scotland. He is a Chartered Accountant and a graduate of the International Advanced Management Program from The International Institute for Management Development in Lausanne, Switzerland. Mr. Russell worked as a senior manager for Price Waterhouse in Glasgow, London and Seattle prior to joining Digital Equipment Corporation where he served as the CEO of a Digital UK, a subsidiary in London and European Product Finance Manager in Geneva, Switzerland.

          John Zollinger, 29, Vice President Engineering, Chief Technical Officer and Director. Mr. Zollinger has been involved in the software engineering industry for more than 10 years. He was previously employed by Moore Business Communications Services, where he designed, implemented and deployed a calling card order fulfillment system that allowed AT&T to launch a new successful business unit. He was also a consultant to EOTT Energy Partners.

          Tim Kapp, 28, Vice President Marketing and Director. Mr. Kapp holds a BA in Economics and Econometric Modeling and an MBA from Brigham Young University. He was Senior Market Research Analyst for Folio Corporation and served as Product Marketing Manager most recently. He has also served as a member of the Internet Engineering Task Force, the SGML Open Consortium, and as a representative to the W3C Internet standards body.

          Gary Wright, 36, Director of Product Marketing and Director. Mr. Wright has a BS in Business Administration from the University of Utah. He was an original founding member of CAAMS, Inc. in Salt Lake City, Utah. Mr. Wright was Divisional Manager for RasterOps, Inc. and was employed by Serius Corporation as Vice President. Most recently Mr. Wright was International Product Marketing Manager for Folio Corporation.

          Dave Valenti, 43, Director of Business Development, is a physician at a Level 1 Trauma Center in Salt Lake City, Utah. He holds a BS in Engineering Science from Arizona State University and an MD from the University of Arizona. He is board certified in Internal Medicine and Emergency Medicine and is a Fellow of the American College of Emergency Physicians.

          Jeff Barlow, 34, Vice President Technical Operations and Director.
Mr. Barlow has a BS in Business Administration, Production Management from Utah State University and has been involved in the software development industry for more than a decade. Mr. Barlow was previously employed by Wescor, inc., a Utah-based high technology medical device development and manufacturing company.

          Martin Alfred, 38, Director of Operations, Secretary and Director. Mr. Alfred has a BS in Business Administration from Valparaiso University. Prior to joining the Company, Mr. Alfred was a partner in a company located in Denver, Colorado.

          Bruce Baird, 42, Corporate Counsel and Director. Mr. Baird has a BS in Economics and a JD from the University of Utah. For nearly 20 years he has been engaged in private practice of law in Salt Lake City, Utah.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------

               27   Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               On October 29, 1997, the Company filed a Current Report on
               Form 8-K (subsequently amended on December 22, 1997), to report the merger with Arkona.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE THORSDEN GROUP, LTD.
                                    ------------------------
                                    (Registrant)



Date: February 9, 1998               /s/ John Blumenthal
                                    ----------------------------------------
                                    John Blumentlal, Chief Executive Officer



Date: February 9, 1998              /s/ Stephen Russell
                                    -------------------------------------------
                                    Stephen Russell chief Financial Officer and
                                    Controller (Principal Financial and
                                    Accounting Officer)