Form 10QSB/A
period 1997-12-31
THORSDEN GROUP LTD
filed 1998-04-03
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB/A

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

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

                                                                     Page No.
                                                                     -------
1.   Financial Statements

     Unaudited Condensed Consolidated Balance Sheets as of
       December 31, 1997 and March 31, 1997.............................3

     Unaudited Condensed Consolidated Statements of Income for
       the three and nine months ended December 31, 1997 and 1996.......4


     Unaudited Condensed Consolidated Statements of Cash Flows for
       the three and nine months ended December 31, 1997 and 1996.......5


     Notes to Unaudited Condensed Consolidated Financial Statements.....6


2.   Management's Discussion and Analysis or Plan of Operation..........7


PART II.  OTHER INFORMATION............................................ 11

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

Consolidated Condensed Balance Sheets (Unaudited)

                                                       December 31    March 31
                                                           1997         1997
                                                       ------------  ----------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                            $    900,087    $ 11,614
  Marketable Securities - Available for sale                716,918           -
  Accounts Receivable                                        15,125     (30,000)
  Prepaid Expenses                                            3,650           -
                                                         ----------    --------

  Total Current Assets                                    1,635,780     (18,386)
                                                         ----------    --------
  Equipment                                                 114,271       1,004
  Less Accumulated Depreciation                                 705           -
                                                         ----------    --------
  EQUIPMENT, NET                                            113,566       1,004
  OTHER ASSETS                                                9,374           -
                                                         ----------    --------

  TOTAL ASSETS                                           $1,758,720    $(17,382)
                                                         ==========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                       $   68,283    $  8,771
  Deferred Income on Maintenance Contracts                   16,667           -
  Equipment Lease Obligations                                33,273           -
  Accrued Liabilities                                        34,592      41,253
                                                         ----------    --------
  Total Current Liabilities                                 152,815      50,024
                                                         ----------    --------
  Equipment Lease Obligations                                22,145           -

STOCKHOLDERS' EQUITY
  Common Stock                                               20,000         425
  Additional Paid in Capital                              1,927,307         821
  Accumulated unrealized loss on investments               (123,692)          -
  Accumulated (Deficit)                                    (239,855)    (68,652)
                                                         ----------    --------
  Total Stockholders' Equity                              1,583,760     (67,406)
                                                         ----------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,758,720    $(17,382)
                                                         ==========    ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)


                                                                                                    Cumulative from
                                                                                                 Inception (Sept.25, 1996)
                                   Three Months Ended              Nine Months Ended               to December 31, 1997
                             --------------------------------------------------------------------------------------------
                                        December 31                   December 31
                                   1997           1996             1997            1996
                             --------------------------------------------------------------------------------------------
NET REVENUES                  $      10,959       $       0        $    135,958     $        0          $     135,958
                              -------------       ---------        -------------    ----------          -------------
COSTS AND
EXPENSES:

Cost and Sales                          852               0                 852              0                    852
Research and Development             55,062           5,716              73,164          5,716                 79,239
Marketing, General and
Administrative                      193,904          26,402             244,658         26,458                307,276
                              -------------       ---------        ------------     ----------          -------------
OPERATING COSTS AND EXPENSES        249,818          32,118             318,674         32,174                387,367
                              -------------       ---------        ------------     ----------          -------------
OPERATING (LOSS)                   (238,859)        (32,118)           (182,716)       (32,174)              (251,409)
Interest Income                      11,344              71              11,513             71                 11,554
                              -------------       ---------        ------------     -----------         -------------
         NET (LOSS)           $    (227,515)      $ (32,047)       $   (171,203)    $  (32,103)         $    (239,855)
                              =============       =========        ============     ==========          =============
NET LOSS PER SHARE            $       (0.01)      $   (0.08)       $      (0.01)    $    (0.08)         $       (0.01)
                              =============       =========        ============     ==========          =============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            20,000,000         424,600          20,000,000        424,600             20,000,000
                              =============       =========        ============     ==========          =============



















                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                        (A Development Stage Company)

          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                  Nine Months Ended
                                                        --------------------------------------          Cumulative From
                                                                      December 31                       Inception (Sept. 25,
                                                                 1997                1996               1996) to Dec. 31, 1997
                                                        --------------------------------------       ----------------------------
CASH FLOWS (USED BY) OPERATING ACTIVITIES:

Net (Loss)                                                    $(171,203)      $     (32,102)                    $(239,855)
Adjustments to reconcile net income to net cash               ----------      -------------                     ---------
  used for operating activities:

Depreciation                                                        705                   0                           705
Changes in Assets and Liabilities:
  Accounts Receivable                                           (45,125)                  0                       (15,125)
  Prepaid Expenses                                               (3,650)                  0                        (3,650)
  Other Assets                                                   (9,374)                  0                        (9,374)
  Accounts Payable                                               59,512               1,094                        68,283
  Deferred Income                                                16,667                   0                        16,667
  Accrued Liabilities                                            (6,661)             43,762                        34,592
                                                              ----------      -------------                     ---------
                                                                 12,074              44,855                        92,098
                                                              ----------      -------------                     ---------
NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES           (159,129)             12,753                      (147,757)
                                                              ----------      -------------                     ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES

Additions to Equipment                                         (113,267)      $           0                      (114,271)
                                                              ----------      -------------                     ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from Private Placement of Shares                     1,105,451                   0                     1,106,697
Increase in Lease Obligations                                    55,418                   0                        55,418
                                                              ----------      -------------                     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,160,869                   0                     1,162,115
-----------------------------------------------               ----------      -------------                     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       888,473              12,753                       900,087
                                                              ----------      -------------                     ---------
Beginning cash:                                               $  11,614       $           0                     $       0
                                                              ----------      -------------                     ---------
Ending with:                                                  $ 900,087       $      12,753                     $ 900,087
                                                              ----------      -------------                     ---------

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest                      $   1,559       $           0                     $   1,559
                                                              ----------      -------------                     ---------





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

    Also, on October 7, 1997, a private placement of securities was completed wherein the Company received cash of approximately $1,159,390 and marketable securities of approximately $840,610. These marketable securities have since been written down to their market value of $716,918 at December 31, 1997. A total of 4,000,000 additional shares were issued in conjunction with the private placement. The total current outstanding shares are 20,000,000. Thorsden incurred approximately $68,000 in transaction costs associated with the private placement and has recorded these against equity.

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

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

             PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT"). SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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

Information access is once again being extended further than ever before - this time to a wave of mobile, disconnected, and geographically distributed employees, partners, and customers. Organizations that take advantage of this th ird wave can finally apply corporate knowledge at its final and most critical destination - the customer point of service.

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

During the nine months ended December 31, 1997, the Company had revenues of $135,958 compared to no revenues in the comparable nine-month period ended
December 31, 1996.   All operating revenues for the period were generated from
one customer of the Company.

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


                                    THE THORSDEN GROUP, LTD.
                                    ------------------------
                                    (Registrant)



Date: April 3, 1998                /s/ John Blumenthal
                                    ----------------------------------------
                                    John Blumentlal, Chief Executive Officer



Date: April 3, 1998                /s/ Stephen Russell
                                    -----------------------------------------
                                    Stephen Russell chief Financial
                                      Officer and Controller (Principal
                                      Financial and Accounting Officer)