Form 10QSB/A
period 1997-12-31
THORSDEN GROUP LTD
filed 1998-05-07
CIK 925662

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




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)


                                                                                              Cumulative from
                                                                                              Inception (Sept.25, 1996)
                                   Three Months Ended              Nine Months Ended          to December 31, 1997

--------------------------------------------------------------------------------------------
                                        December 31                   December 31
                                   1997           1996             1997            1996

--------------------------------------------------------------------------------------------  ------------------------
NET REVENUES                  $      10,959       $       0      $    135,958     $        0  $     135,958
                              -------------       ---------      -------------    ----------  -------------
COSTS AND EXPENSES:

Cost and Sales                          852               0               852              0            852
Research and Development             55,062           5,716            73,164          5,716         79,239
Marketing, General and
Administrative                      193,904          26,402           244,658         26,458        307,276
                              -------------       ---------      ------------     ----------  -------------
OPERATING COSTS AND EXPENSES        249,818          32,118           318,674         32,174        387,367
                              -------------       ---------      ------------     ----------  -------------
OPERATING (LOSS)                   (238,859)        (32,118)         (182,716)       (32,174)      (251,409)
Interest Income                      11,344              71            11,513             71         11,554
                              -------------       ---------      ------------     ----------- -------------
         NET (LOSS)           $    (227,515)      $ (32,047)     $   (171,203)    $  (32,103) $    (239,855)
                              =============       =========      ============     ==========  =============
NET LOSS PER SHARE            $       (0.01)      $   (0.08)     $      (0.01)    $    (0.08) $       (0.01)
                              =============       =========      ============     ==========  =============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            20,000,000         424,600        20,000,000        424,600     20,000,000
                              =============       =========      ============     ==========  =============








                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                        (A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Nine Months Ended                     Cumulative From
                                                                      December 31                       Inception (Sept. 25,
                                                                 1997                1996               1996) to Dec. 31, 1997
                                                               -------------------------------       ----------------------------
CASH FLOWS (USED BY) OPERATING ACTIVITIES:

Net (Loss)                                                     $(171,203)      $     (32,102)          $(239,855)
Adjustments to reconcile net income to net cash used for       ----------      -------------           ---------
operating activities:

Depreciation                                                         705                   0                 705
Changes in Assets and Liabilities:

 Accounts Receivable                                             (45,125)                  0             (15,125)
 Prepaid Expenses                                                 (3,650)                  0              (3,650)
 Other Assets                                                     (9,374)                  0              (9,374)
 Accounts Payable                                                 59,512               1,094              68,283
 Deferred Income                                                  16,667                   0              16,667
 Accrued Liabilities                                              (6,661)             43,762              34,592
                                                              ----------       -------------           ---------
                                                                  12,074              44,855              92,098
                                                              ----------       -------------           ---------
NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES            (159,129)             12,753            (147,757)
                                                              ----------       -------------           ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES


Additions to Equipment                                          (113,267)                  0            (114,271)
                                                              ----------       -------------           ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from Private Placement of Shares                      1,105,451                   0           1,106,697
Increase in Lease Obligations                                     55,418                   0              55,418
                                                              ----------       -------------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,160,869                   0           1,162,115
-----------------------------------------------               ----------       -------------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        888,473              12,753             900,087
                                                              ----------       -------------           ---------
Beginning cash:                                               $   11,614       $           0           $       0
                                                              ----------       -------------           ---------
Ending with:                                                  $  900,087       $      12,753           $ 900,087
                                                              ----------       -------------           ---------
Supplemental Disclosure of Cash Flow Information:


Cash paid during the period for interest                      $    1,559       $           0           $   1,559
                                                              ----------       -------------           ---------




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


The marketable securities described above are available for sale and comprise 3,000 shares of common stock of Eurogas Corp. ("EUGS") and 163,922 shares of Interjet Net Corp. ("IJNT"). At December 31, 1997, the last sale prices of these securities as reported by the over-the-counter ("OTC") electronic bulletin board were $6.75 and $4.25 per share, respectively. Shares traded in the OTC market are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its holdings or to realize the values shown above. This may in turn have an adverse effect on the Company's operations.

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

Revenues for the quarter were primarily related to an ongoing service contract with a single customer (OEC Medical Systems, Inc. - "OEC") and cost of sales reflects the costs associated with delivery of these services. The Company is currently bidding for a number of projects utilizing its core technologies and expects to report successes in subsequent quarters.

Expenses for the quarter reflect the cost of people, engineering research and marketing and selling efforts, which will form the foundation of future increased revenue and profitability growth.

The Company's primary marketing focus for the quarter was to establish the Company's identity in the marketplace and to build a secure platform for future growth. During the nine and three months ended December 31, 1997, the Company provided support services for OEC pursuant to a written agreement.
The Company has entered into a license agreement with this same customer pursuant to which the Company has agreed to pay a royalty to OEC on revenues generated from the licensing or use of a software product developed by Arkona in 1997 under an agreement with OEC. The royalty will be an amount equal to 5 percent of net revenues until OEC has recovered the amount paid to Arkona to develop the product ($125,000), 2 percent of net revenues thereafter until OEC has recovered twice the amount of its payments to Arkona and 1 percent of revenues thereafter. No royalties have been paid by the Company to date under this arrangement.

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

During the nine months ended December 31, 1997, the Company had revenues of $135,958 compared to no revenues in the comparable nine-month period ended
December 31, 1996.   All operating revenues for the period were generated from
the sole customer of the Company, OEC.

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

The Company also held marketable securities available for sale at December 31, 1997. The Company does not intend to engage in the business of investing in or buying and selling securities of other companies. These securities were received as consideration in the private placement of the Company's common stock in October 1997. They are comprised of 3,000 shares of common stock of Eurogas Corp. ("EUGS") and 163,922 shares of Interjet Net Corp. ("IJNT"). At December 31, 1997, the last sale prices of these securities as reported by the over-the-counter ("OTC") electronic bulletin board were $6.75 and $4.25 per share, respectively. Shares traded in the OTC market are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its holdings or to realize the values shown above. This may in turn have an adverse effect on the Company's operations.

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

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended December 31, 1997, the Company conducted a private offering of its common stock. The shares issued in the offering were restricted shares and were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, including the exemptions under Section 4(2) and Regulation D, promulgated under the Act.
The purchasers in the offering were accredited investors as that term is defined under Rule 501 of Regulation D and a limited number of persons known to the Company or who represented to the Company that they or their purchaser representatives were otherwise suitable (under state and federal regulations) and possessed adequate means of providing for their current needs and personal contingencies and who had no need for liquidity in an investment in securities such as the Company's common stock, which are subject to certain risks, including the possible loss of a person's investment in whole or in part. The offering was completed at the time of the merger of the Company with Arkona and resulted in the receipt of gross cash proceeds to the Company of approximately $1,159,390 and the securities held for sale described above. A total of 4,000,000 shares were issued in the private placement.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

        10.1 Agreement with OEC
        10.2 Service Agreement with OEC
        10.3 Form of Employee Confidentiality, Work Product and
             Non-competition Agreement

        27   Financial Data Schedule (previously filed)

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


                                    THE THORSDEN GROUP, LTD.
                                    ------------------------
                                    (Registrant)



Date: May 6, 1998                   /s/ John Blumenthal
                                    ----------------------------------------
                                    John Blumenthal, Chief Executive Officer



Date: May 6, 1998                   /s/ Stephen Russell
                                    -----------------------------------------
                                    Stephen Russell, Chief Financial Officer
                                    and Controller (Principal Financial and
                                    Accounting Officer)