Form 10QSB/A
period 1997-12-31
THORSDEN GROUP LTD
filed 1998-05-08
CIK 925662

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




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)



                                                                                              Cumulative from
                                                                                              Inception (Sept.25, 1996)
                                   Three Months Ended              Nine Months Ended          to December 31, 1997

--------------------------------------------------------------------------------------------
                                        December 31                   December 31
                                   1997           1996             1997            1996

--------------------------------------------------------------------------------------------  ------------------------
NET REVENUES                  $      10,959       $       0      $    135,958     $        0  $     135,958
                              -------------       ---------      -------------    ----------  -------------
COSTS AND EXPENSES:


Cost and Sales                          852               0               852              0            852
Research and Development             55,062           5,716            73,164          5,716         79,239
Marketing, General and
Administrative                      193,904          26,402           244,658         26,458        307,276
                              -------------       ---------      ------------     ----------  -------------
OPERATING COSTS AND EXPENSES        249,818          32,118           318,674         32,174        387,367
                              -------------       ---------      ------------     ----------  -------------
OPERATING (LOSS)                   (238,859)        (32,118)         (182,716)       (32,174)      (251,409)
Interest Income                      11,344              71            11,513             71         11,554
                              -------------       ---------      ------------     ----------  -------------
         NET (LOSS)           $    (227,515)      $ (32,047)     $   (171,203)    $  (32,103) $    (239,855)
                              =============       =========      ============     ==========  =============
NET LOSS PER SHARE            $       (0.01)      $   (0.08)     $      (0.01)    $    (0.08) $       (0.01)
                              =============       =========      ============     ==========  =============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            20,000,000         424,600        20,000,000        424,600     20,000,000
                              =============       =========      ============     ==========  =============









                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                        (A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                  Nine Months Ended                     Cumulative From
                                                                      December 31                       Inception (Sept. 25,
                                                                 1997                1996               1996) to Dec. 31, 1997
                                                               -------------------------------        ------------------------
CASH FLOWS (USED BY) OPERATING ACTIVITIES:

Net (Loss)                                                     $(171,203)      $     (32,102)          $(239,855)
Adjustments to reconcile net income to net cash used for       ----------      -------------           ---------
operating activities:

Depreciation                                                         705                   0                 705
Changes in Assets and Liabilities:


 Accounts Receivable                                             (45,125)                  0             (15,125)
 Prepaid Expenses                                                 (3,650)                  0              (3,650)
 Other Assets                                                     (9,374)                  0              (9,374)
 Accounts Payable                                                 59,512               1,094              68,283
 Deferred Income                                                  16,667                   0              16,667
 Accrued Liabilities                                              (6,661)             43,762              34,592
                                                              ----------       -------------           ---------
                                                                  12,074              44,855              92,098
                                                              ----------       -------------           ---------

NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES            (159,129)             12,753            (147,757)
                                                              ----------       -------------           ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES


Additions to Equipment                                          (113,267)                  0            (114,271)
                                                              ----------       -------------           ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from Private Placement of Shares                      1,105,451                   0           1,106,697
Increase in Lease Obligations                                     55,418                   0              55,418
                                                              ----------       -------------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,160,869                   0           1,162,115
-----------------------------------------------               ----------       -------------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        888,473              12,753             900,087
                                                              ----------       -------------           ---------
Beginning cash:                                               $   11,614       $           0           $       0
                                                              ----------       -------------           ---------
Ending with:                                                  $  900,087       $      12,753           $ 900,087
                                                              ----------       -------------           ---------
Supplemental Disclosure of Cash Flow Information:


Cash paid during the period for interest                      $    1,559       $           0           $   1,559
                                                              ----------       -------------           ---------






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

Arkona OnSite(TM) Field Service

Arkona OnSite Field Service is Arkona's first vertical solution, designed specifically for field service engineers. Arkona OnSite gives field service engineers access to critical customer, product, and inventory information even when disconnected at the customer's site. Using the product, the customer can gather data from legacy databases and store a replica of the database on a laptop that is used at the customer's site. The information can be accessed with the OnSite product as needed, without being connected to the network. Stored reports and other information can be transmitted later when network connection is conveniently available. The system is useful in settings where telephones or network ports are not readily available or where wireless networking technologies are not practicable or not allowed, such as in a hospital. OnSite Field Service was developed in collaboration with a customer of Arkona, OEC Medical Systems, Inc.

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

Revenues for the quarter were primarily related to an ongoing service contract with a single customer (OEC Medical Systems, Inc. - "OEC") and cost of sales reflects the costs associated with delivery of these services. Those services include customer support and technical services on the Company's OnSite Field Service software product described above. OEC is not affiliated with Arkona or the Company. The Company is currently bidding for a number of projects utilizing its core technologies and expects to report successes in subsequent quarters.

Expenses for the quarter reflect the cost of people, engineering research and marketing and selling efforts, which will form the foundation of future increased revenue and profitability growth.

The Company's primary marketing focus for the quarter was to establish the Company's identity in the marketplace and to build a secure platform for future growth. During the nine and three months ended December 31, 1997, the Company provided support services for OEC pursuant to a written agreement.
The Company has entered into a license agreement with this same customer pursuant to which the Company has agreed to pay a royalty to OEC on revenues generated from the licensing or use of the OnSite Field Service software product developed by Arkona in 1997. The royalty will be an amount equal to 5 percent of net revenues until OEC has recovered the amount paid to Arkona to develop the product ($125,000), 2 percent of net revenues thereafter until OEC has recovered twice the amount of its payments to Arkona and 1 percent of revenues thereafter. No royalties have been paid by the Company to date under this arrangement.

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

   Management believes that the cash available to the Company from the recently completed private placement and cash provided by operations will be sufficient to meet the business requirements of the Company for the next twelve months. If the Company expands its efforts to develop new products, it may be required to seek additional funding through the sale of its securities or through borrowing. Presently the Company does not have an established bank line of credit or similar facility. The Company does not expect to make any purchases of new plants or significant equipment in the next twelve months. The Company also does not expect any significant changes in the number of employees during such period. However, the Company continually evaluates new product opportunities and may, if necessary, seek to add equipment and personnel to pursue such opportunities in the future. If it does so, the Company will be required to seek additional funding through the sale of its securities or through other means, including bank financing. There can be no assurance that additional funding will be available if and when such new product development opportunities are encountered, or that it will be available to the Company on terms that are favorable to its development plans.


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

Recent Sales of Unregistered Securities
---------------------------------------

    During the quarter ended December 31, 1997, the Company conducted a private offering of its common stock. The shares issued in the offering were restricted shares and were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, including the exemptions under Section 4(2) and Regulation D, promulgated under the Act.
The purchasers in the offering were accredited investors as that term is defined under Rule 501 of Regulation D and a limited number of sophisticated purchasers who had access to information concerning the Company necessary to make an informed investment decision concerning their purchase of the Company's securities. The offering was completed at the time of the merger of the Company with Arkona and resulted in the receipt of gross cash proceeds to the Company of approximately $1,159,390 and the securities held for sale described above. A total of 4,000,000 shares were issued in the private placement.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

        10.1 Agreement with OEC (previously filed)
        10.2 Service Agreement with OEC (previously filed)
        10.3 Form of Employee Confidentiality, Work Product and
             Non-competition Agreement (previously filed)

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


                                    THE THORSDEN GROUP, LTD.
                                    ------------------------
                                    (Registrant)



Date: May 7, 1998                   /s/ John Blumenthal
                                    ----------------------------------------
                                    John Blumenthal, Chief Executive Officer



Date: May 7, 1998                   /s/ Stephen Russell
                                    -----------------------------------------
                                    Stephen Russell, Chief Financial Officer
                                    and Controller (Principal Financial and
                                    Accounting Officer)