Form 10KSB
period 1998-03-31
THORSDEN GROUP LTD
filed 1998-06-29
CIK 925662

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998

[_]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to

COMMISSION FILE NUMBER 0-24372


                           THE THORSDEN GROUP, LTD.
                (Name of small business issuer in its charter)


          DELAWARE                                         33-0611746
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                      4505 South Wasatch Blvd., Suite 340
                             Salt Lake City, Utah             84124
                (Address of principal executive offices)   (Zip Code)


                   Issuer's telephone number: (801) 424-0044


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X        No ______
     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

Issuer's revenues for its most recent fiscal year were $144,271.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 22, 1998 was not determinable since the Common Stock was not traded during the period.

The number of shares outstanding of the issuer Common Stock, par value $.001 per share, as of June 22, 1998 was 20,207,625 shares.

No documents are incorporated by reference in this report.

                    TRANSITIONAL SMALL BUSINESS DISCLOSURE
                              FORMAT (CHECK ONE):

                             Yes _____     No   X
                                              -----

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General; Plan of Operation

The Thorsden Group, Ltd. (the "Company") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. In October 1997, the Company acquired Arkona, Inc., a Utah corporation, through a wholly owned subsidiary corporation in a reverse triangular merger, accounted for as a purchase. Arkona Inc.'s predecessor, Arkona LLC, a Utah limited liability company, was founded in September 1996 and had limited business operations prior to the acquisition.

On June 5, 1998 the Company formed a new subsidiary company, Qui Vive Inc., incorporated in Delaware. This company will carry out the business of "Project Roswell" more fully described below.

The core business of the Company currently is developing, marketing and selling software products for use in portable and distributed network computing and is conducted through its wholly owned subsidiary Arkona, Inc.

During the fiscal year ended March 31, 1998, and since that date, the Company's management has directed much of its efforts in securing the engineering talent and creating the environment required to build world class software products. Through March 31, 1998, a marketing strategy has been shaped and tested most recently at the JavaOne Conference in San Francisco, in March 1998. The Company is currently in the initial stages of forming technology partnerships as part of this strategy. The next stage of the plan is to put in place the sales professionals necessary to assure the penetration of key target markets with the products & solutions described below.

Distributed Computing

For more than a decade, the computer industry has been striving to extend the value of stored information from large enterprise systems to networked desktop computers. Networked computing allowed corporations to empower workers by giving them direct control of information and applications. As a result, productivity skyrocketed in many instances. In recent years, the Internet has allowed companies to extend the scope and value of their networks even further. Members of the Internet's "connected" community can obtain a wide variety of corporate data. The Company believes a third iteration of this theme is quietly but forcefully gaining momentum. Information access is once again being extended further than ever before - this time to a wave of mobile, disconnected, and geographically distributed employees, partners, and customers. Organizations that take advantage of this third wave can finally apply corporate knowledge at its ultimate and most critical destination - the customer point of service.

Intelligent Synchronization

Arkona's unique software solutions are helping to bring about this "distributed" information wave by extending access to a business' most critical information and applications - large knowledge databases. These databases are monolithic in size and complexity which makes them inherently poor applications for mobile workers such as field sales and service representatives. However, field sales and service personnel and other disconnected employees and partners have an acute and growing need for immediate access to large corporate databases.

When field personnel visit customers for sales or service calls, it is paramount that they arrive with all pertinent customer information, including detailed information on products, pricing, contracts, and any other information which might affect the customer. However, this kind of structured information is ideally suited for large corporate databases and workhorse computers, rather than portable devices. To make matters worse, the information is rarely stored in a single repository. The result is a complex computing environment difficult for field service professionals to access and efficiently utilize.

The Company believes that this simple requirement of efficiently extracting information from larger, disparate databases and seamlessly synchronizing it upon check in from the field is a struggle that costs corporations millions in lost knowledge capital, lost sales, and lost customers. The need to resolve this dilemma was the genesis of Arkona's software solutions.

Instead of aiming to displace large corporate databases, which function very well at the home office where there is ample computing power, Arkona extends the value of these databases by cleanly extracting mission critical information for point of service use. By doing so, Arkona's software maximizes existing software investments by working equally well with any of the widely used database systems including Oracle, Sybase, Informix, PeopleSoft, BAAN, SAP, Microsoft, and others.

How the Customer Benefits

The Company's products and services help customers to:

     Optimize Synchronization of Data and Applications.  Arkona Universal Update
     -------------------------------------------------
     technology optimizes the process of synchronizing distributed and mobile data sources. The Universal Update Server reduces bandwidth requirements by distributing and reconciling only incremental differences between client and server data sources. Administrators may also define profiles for individual users, groups, or other servers. Information is customized and distributed based on business logic stored in the user profile.

     Reduce the High Cost of Information and Application Updates.  The Company's
     -----------------------------------------------------------
     synchronization solutions eliminate data "snapshots" mailed to the field, costly downtime for application updates, and time consuming support of remote installation procedures. This technology allows customers to simply, inexpensively and securely update and synchronize critical information and distributed applications.

     Simplify the Delivery of Information.  End-users can update information and
     ------------------------------------
     applications with the click of a button, avoiding data/application reconciliation problems.

     Profit from Flexible Synchronization Solutions. True object design and
     ----------------------------------------------
     reusable code libraries allow the Company to quickly and efficiently create proven synchronization solutions to a customer's exact specifications. The Arkona custom solutions take advantage of multiple data sources, data types, OS platforms, and various mobile devices.

     Leverage and Revitalize Legacy Systems.  Arkona custom solutions easily
     --------------------------------------
     integrate with existing corporate information and knowledge systems. The Company designs distributed applications that extend a company's information system investments instead of replacing them.

The Arkona Solutions

Universal Update/TM/

The Universal Update client and server represent the Company's core technology. These modules work as embedded components within specific vertical solutions. Customers and solution providers may choose to license the Universal Update technology for use in their own products, or can work with the Company to build more specific vertical solutions.

Arkona OnSite/TM/ Field Service

Arkona OnSite Field Service is the Company's first vertical solution, designed specifically for field service engineers. Arkona OnSite gives field service engineers access to critical customer, product, and inventory information even when disconnected at the customer's site. Using this product, customers can gather data from a legacy database and store a replica of the database in a laptop used at the customer's site. The information can be accessed with this OnSite product without being connected to a network. Stored reports and other information can be transmitted later when network connection is conveniently available. The system is useful in settings where telephones or network ports are not readily available or where wireless networking technologies are not practicable or not allowed (such as hospitals). This product was developed in collaboration with OEC Medical Systems, Inc. ("OEC"), an unaffiliated customer of Arkona.

Arkona OnSite/TM/ Publisher

Arkona OnSite Publisher is currently being designed in collaboration with an Arkona solution provider. The Company believes that Arkona OnSite Publisher will allow large reference publishers to virtually eliminate production and distribution of CD ROM publications in favor of on-line distribution. Electronic titles will be synchronized automatically with publisher archives and placed directly into a subscriber's own electronic library solution. It is currently anticipated that the first implementation will be released to large legal publishers and law firms in the third quarter of fiscal 1999.

Project Roswell

The digital revolution has evolved around a simple notion: that information should be permanent. Unlike other media formats, digital information can be stored forever, recovered at will, copied with ease, and shared anywhere. Unfortunately, these attributes also give digital information a more sinister side. Digital communication---your email --can just as easily be saved, copied, recovered, and redistributed by anyone at any time with or without your consent and frequently without your knowledge. Once an electronic email message has been sent, an author loses all control of his or her words. According to industry analyst Esther Dyson, "The challenge is not to keep everything secret, but to limit misuse of such information."

The Company has developed an approach to solving these problems. Dubbed "Project Roswell" ("Roswell"), the Company's solution is being designed to facilitate electronic communication and give content control back to the author. The project is presently in the design and architecture phase of development. When the first version of the project is ready for launch, it is expected to give email users the chance to direct how their words will be released, who can see them, how they can be redistributed, and whether they can be printed, copied, or saved. There can be no assurance that the safeguards of Roswell-enhanced email will not be abused or circumvented by someone with the requisite degree of computer sophistication and a malicious motive. However, subsequent versions will continue to raise the bar against potential abuse and compromise of security that is so easily breached, often accidentally, with current systems.

The Company expects the level of security embedded in the first implementation of Roswell will be sufficient to cover the needs of most of the users of the product recognizing the trusted communications inherent in most email. The Company believes the features of the first version of Roswell will address the needs of approximately 80% of the market. Enhancements increasing the security and further simplifying the product's usability will be added over time, as with all software.

The first version is expected to include the following key features:

     Content Restrictions       Authors can decide whether their email messages
     --------------------
                                can be copied, saved, or pasted by the
                                recipient.

     Forwarding Restrictions    Authors can prohibit recipients from forwarding
     -----------------------
                                their email in whole or in part.

     Lifespan Limits            Messages can be configured to self-destruct
     ---------------
                                after a predefined period or be accessed only at certain times.

     Dynamic Self-Destruction   Messages may destroy themselves as they are
     ------------------------
                                read.

     Persistence Limits         Email authors can define the number of times any
     ------------------
                                message can be viewed.

     Message Withdrawal         Authors can retract their Roswell enabled
     ------------------
                                messages even after they have been sent over the Internet.

These essential features of Roswell will include:

     1. Email is created using the sender's favorite email software. Roswell is currently being designed as an add-on to existing email software. Secure Roswell email will be sent from any Java enabled email client including email products from Netscape, Microsoft, Lotus, and many others. Once an email has been authored, the user selects appropriate Roswell security and auditing options from a simple, easy to use interface or relies on either the user-preset or embedded defaults.

     2. Roswell enabled mail server secures the email message. A Roswell enabled mail server encapsulates and encrypts the email message. The Roswell enabled email server will reside within a corporation or with an Internet service provider.

     3. Email recipient is notified. The Roswell enabled server notifies the email recipient that a secured Roswell email has been received. Each notification includes a hypertext link that quickly takes the recipient to the secured message.

     4. Access is granted using a personal password. Before the recipient can open Roswell secured email, the recipient must first be authenticated. This authentication process will employ industry standard authentication mechanisms.

     5. Content is controlled through sender-defined options. Even after access has been granted, Roswell secured email continues to be restricted by the sender defined options. Recipients cannot forward, save, or manipulate the original email in any way forbidden by the sender.

Subsequent versions are expected to include some or all of the following enhancements:

     Auditing                   Using Roswell, email users can track the exact
     --------
                                date and time their messages were received and viewed. Authors can receive legal "proof of delivery."

     Anonymity                  Roswell can hide the fact that email messages
     ---------
                                were ever sent.

     Digital Watermark          Email recipients can be notified if messages
     -----------------
                                have been compromised.

     Standards Compliance       Roswell will be fully compliant with existing
     --------------------
                                email and key-certificate standards.

     Recipient Protection       Recipients can pre-screen their email by
     --------------------
                                defining acceptable senders. Email from
                                unacceptable senders is returned unopened.

Roswell is expected to be a critical solution for a wide variety of industries, professions, and situations (and may well become the legally required standard of care). In fact, the Company believes Roswell-secured email should be used in any situation requiring discretion. Roswell is an ideal solution for:

-  Legal communications
-  Governmental agencies
-  Contract negotiations
-  Medical information
-  Sensitive human resource information
-  Communication of non-public corporate information
-  Any information which should not be public
-  Internal corporate strategy discussions

Roswell is currently in the design and architecture phase of development. It is anticipated that the product will evolve from its initial implementation, which, as described above, will represent a level of functionality sufficient to cover most email users privacy concerns. However, it is the Company's intended goal to implement other designs that eliminate intermediary services, further simplify the functionality and usability of the product and simultaneously increase the level of security in the product.

The ultimate design goal is to meet the most stringent secure messaging requirements up to and including the standards of the US Department of Defense. Increasing levels of security will be implemented en route to achieving this final goal. In addition, implementations beyond email will be designed and marketed once the email solution is successfully launched. Markets to be targeted after the initial Roswell project is delivered include, but will not necessarily be limited to: voice mail, pagers, databases, Usenet newsgroups, and web publishing tools.

The Company is currently seeking to raise additional capital in order to complete and move from the design and architecture phase of development to completion, including the securing of all intellectual property protections available, and marketing of the first version of Roswell.

The Company believes this can be done and Roswell will be launched in its initial version by the end of calendar year 1998. However, there can be no assurance that the Company will successfully complete the project, that as completed, the product will include all or substantially all of the elements described above, or that any of the other risks described herein will not adversely affect the outcome of the Roswell project.

                                 CERTAIN RISK FACTORS

The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. All forward-looking statements contained in this Report are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company and its subsidiaries. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

DEVELOPMENT STAGE; TECHNOLOGICAL UNCERTAINTY. The Company is a development stage company. The Company has a limited operating history. There can be no assurance that the Company will be able to achieve a significant level of sales or attain profitability. The Company's operations have been limited to
developing software, initial sales and obtaining financing.   As a result of the
increase in operating expenses caused by recent expansion of the Company's business, operating results may be adversely affected if significant sales do not materialize, whether due to competition or otherwise.

There can be no assurance that the Company will be able to grow in the future or attain profitability. As a result, the Company believes that its prior results of operation are not necessarily meaningful and should not be relied upon as an indication of future performance. The profit potential of the Company's business is unproven, and, to be successful, the Company must, among other things, develop and market software that is widely accepted by business customers at prices that will yield a profit.

The Company's software is in a development stage and has only produced limited sales. There can be no assurance that it will achieve broad commercial acceptance. The Company's ability to generate future revenues will be dependent on a number of factors, many of which are beyond the Company's control and include, among others, the ability of the Company to carry on timely and effective marketing campaigns and the rate the Company can establish new products and competition.

Because of the foregoing factors, among others, the Company is unable to forecast its revenues or the rate at which it will add new customers with any degree of accuracy. There can be no assurance that the Company will be able to increase its sales in accordance with its internal forecasts or to a level that meets the expectations of investors. There can also be no assurance that the Company will ever achieve favorable operating results or profitability. The consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated May 22, 1998 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern.

NEED FOR ADDITIONAL FUNDS. The business of the Company is capital intensive and the Company will continue to incur significant operating losses over the next 12 months, primarily due to the market launch of its products, marketing expenditures, and expansion of its research and development programs. Although the Company believes it will have sufficient cash available to fund its operations for approximately the next 12 months, additional funds may be required in the event the Company has not begun to generate significant revenues during that time.

As a result, the Company may find it necessary to postpone or cancel some of its planned marketing and/or product development programs, which could adversely affect future revenues and new product introductions. Notwithstanding revenues that may be produced during the next 12 months, the Company anticipates that additional funds will be required to continue the necessary levels of product development and promotional expenses to meet the Company's long-term goals. The Company intends to seek such additional funding through additional public or private financings.

There can be no assurance that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts. If additional funds are raised by issuing additional shares of Common Stock, further dilution of the equity ownership of the Company's existing holders of Common Stock will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its product candidates and/or product development programs, and/or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its product candidates and/or technologies or products that the Company would not otherwise relinquish.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include the rate at which customers purchase the Company's software and the prices paid for such software.

Additional factors that may affect the Company's quarterly operating results generally include the amount and timing of capital expenditures and other costs relating to the expansion of the Company's business, the introduction of software products by the Company or its competitors, price competition or changes in the corporate Internet technology, technical difficulties or general economic conditions and economic conditions specific to the Company's business.

A significant portion of the Company's expenses could be fixed in advance based in large part on future revenue forecasts. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the operating results may be magnified by the inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual as compared to estimated revenue would have an immediate adverse effect on the business, financial condition and operating results that could be material.

In addition, the Company plans to increase operating expenses to fund additional sales and marketing, general and administrative activities and infrastructure. To the extent these expenses are not accompanied by an increase in revenues, the business, operating results and financial condition could be materially adversely affected.

Due to all of the foregoing factors, it is likely that the operating results in one or more future quarters will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of the Common Stock of the Company, to the extent there is a market for such stock, would likely be materially adversely affected.

MANAGEMENT OF EXPANDED OPERATIONS; DEPENDENCE ON KEY PERSONNEL. The Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on managerial, operating, financial and other resources. The Company is highly dependent upon the efforts of management, and future performance will depend, in part, upon the ability of management to manage growth effectively.

This will require the Company to implement financial controls, systems and management information systems capabilities, to develop its operating, administrative, financial and accounting systems and controls, to maintain close coordination among engineering, accounting, finance, marketing, sales and operations, and to hire and train additional technical and marketing personnel. There is intense competition for management, technical and marketing personnel. The loss of the services of any of the Company's management team or the failure to attract and retain additional key employees could have a material adverse effect on the business, operating results and financial condition.

Although the Company has obtained key-man life insurance on certain key members of the staff, there can be no assurance that the amount of proceeds or any recovery available under such policies would adequately compensate the Company for the loss of services of any of these individuals.

UNCERTAIN ABILITY TO OBTAIN AND PROTECT PROPRIETARY INFORMATION. The Company regards its intellectual property as critical to its success, and relies or will rely on copyright, patent and trade secret protection to protect its proprietary rights. The Company is pursuing or may pursue the registration of its copyrights and trademarks and patent protection in the United States. Effective trademark, copyright, trade secret or patent protection may not be available in every country in which the products are or become available.

The Company intends to effect appropriate registrations internationally and domestically as its operations expand. There can be no assurance that the United States or foreign jurisdictions will afford the Company any protection for its intellectual property. There also can be no assurance that any intellectual property right of the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage.

The Company could also incur substantial costs in asserting its intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against the Company. Although the Company has entered and will enter into confidentiality and invention agreements with its employees and consultants, there can be no assurance that such agreements will be honored or that the Company will be able to protect its rights to its unpatented trade secrets and know-how effectively.

Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and know-how. In addition, the Company may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. There can be no assurance that any such licenses or proprietary rights would be made available under acceptable terms, if at all. If the Company does not obtain required licenses or proprietary rights, it could encounter delays in product development or find that the development or sale of products requiring such licenses could be foreclosed.

BUDGET AND COST OVERRUNS; PRODUCTION DELAYS. The Company budgets the cost of each project, reviews cost reports and updates its cost projections regularly. However, there can be no assurance that the actual production costs for its projects will remain within budget. Risks such as production delays, higher talent costs, increased subcontractor costs, and other unanticipated events (including, but not limited to delays in obtaining necessary financing) may substantially increase production costs and delay or even prevent completion of the production of any one or more of the programs now or in the future. The failure to remain within budget and deliver products on time may have a material adverse effect on the Company's operations.

Risk of Technological Change. The market for the Company's software products is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its software, particularly in response to competitive offerings.

There can be no assurance that the Company will successfully respond quickly, cost effectively and sufficiently to these developments. There may be a time-limited market opportunity for the Company's products and there can be no assurance that the Company will be successful in achieving widespread acceptance of its products before competitors offer products and services with features and performance similar to current offerings.

In addition, the widespread adoption of new technologies or standards could require substantial expenditures by the Company to modify or adapt its products and services and which could have a material adverse effect on the business, operating results and financial condition. New software enhancements offered by the Company may contain design flaws or other defects that could have a material adverse effect on the business, operating results and financial condition.

There can also be no assurance that research and development and discoveries by others will not render some or all of the Company's products or potential product offerings uncompetitive or obsolete. The Company competes with a number of entities that are currently developing and producing software products that compete with its products. Many of these competitors have substantially greater capital resources, research and development capabilities, and production and marketing resources, capabilities and experience than the Company.

The Company's competitors may succeed in developing products that are more effective or less costly than any products that may be developed by the Company, or that gain market acceptance prior to any of the Company's products.

CONTROL BY OFFICERS AND DIRECTORS. The officers and directors of the Company own 12,460,000 shares of the Company's outstanding Common Stock or approximately 62% of the outstanding Common Stock of the Company. As a result, such persons (as a group) will be able to elect a majority of the Board of Directors, to dissolve, merge, or sell the assets of the Company, and to direct and control the operations, policies and business decisions.

NO PRIOR MARKET FOR COMMON STOCK; POTENTIAL VOLATILITY OF STOCK PRICE. There has been no market for the Common Stock of the Company and there is no assurance that any market will develop. The Common Stock of the Company is not listed on any exchange and its shares are not presently quoted and there is no market for such shares. If and when such a market may develop, the market price of the Company's Common Stock, like that of the securities of other software and high technology companies, may be highly volatile.

Factors such as announcements by the Company or its competitors concerning technological innovations, new products or procedures developed by the Company or its competitors, proposed governmental regulations and developments in both the United States and foreign countries, disputes relating to patents or proprietary rights, publicity regarding actual or potential results relating to product candidates under development by the Company or its competitors, delays in product development, slow acceptance of the Company's products in new or existing markets, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant effect on the market price of the Common Stock, to the extent a market develops.

The Company will apply for listing on the NASD Electronic Bulletin Board on or before July 1, 1998. However, there can be no assurance that its application will be approved or that, if approved, any market for the Company's securities will thereafter develop.

RISKS OF LOW PRICED STOCKS. The National Association of Securities Dealers, Inc. ("NASD") has recently increased the capital and surplus requirement for initial listing and maintenance of securities on the NASDAQ SmallCap Market. The Company intends to file for listing on the NASDAQ SmallCap Market upon completion of future financings.

However, prior to that time, the Company's Common Stock will not be eligible for quotation on NASDAQ and there can be no assurance that it will ever be so eligible. Until such time as the Company is eligible to satisfy the listing criteria of NASDAQ or another stock market, trading, if any, in the Common Stock of the Company would be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock could be covered by Rule 15c2-6 promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000, jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

Securities are also exempt from this rule if the market price is at least $5 per share. Under the rules and regulations of the SEC, additional disclosure is required for penny stocks and for trades in any stock defined as a penny stock. The SEC has defined a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5 per share and allows for the enforcement against violators of the rules. Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure must also be made about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and, if the broker-dealer is the sole market-maker for the securities, then such fact must also be disclosed, as well as its control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the investor's account and information on the limited market in penny stocks.

While many NASDAQ stocks are covered by the definition of penny stock, transactions in a NASDAQ stock are exempt from all but the sole market-maker for
(i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker-dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker-dealer and the registered representatives.

If the Company's securities are subject to the existing rules on penny stocks, the market liquidity for the securities could be severely affected by limiting the ability of broker-dealers to sell the securities and the ability of purchasers in this offering to sell their securities in the secondary market.

ANTI-TAKEOVER EFFECT OF PREFERRED STOCK AND DELAWARE CORPORATE LAW. Under its Certificate of Incorporation, as amended, the Company has authorized 10,000,000 shares of Preferred Stock, par value $.001 per share ("Preferred Stock") none of which are outstanding. The Board of Directors has the authority to issue the Preferred Stock with such voting and other rights superior to those of the Common Stock, which could effectively deter any takeover attempt of the Company.

In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between the Company on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of the Company's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the Company's Board of Directors or the transaction is approved by a majority of Company shareholders (excluding the interested stockholder). The provisions prohibiting interested stockholder transactions could also preserve control of the Company by management.

Shares Eligible for Future Sale. As of March 31, 1998, 18,180,000 shares of the Company's Common Stock outstanding are "restricted securities" as that term is defined under Rule 144 of the Securities Act, and either presently or in the future, may be sold pursuant to registration under the Securities Act, in compliance with Rule 144 or pursuant to another exemption therefrom.

Rule 144, as currently in effect, provides that, in general, a person who has beneficially owned restricted securities for a period of at least one year may, within any three month period, sell in brokerage transactions an amount of "restricted" shares that does not exceed the greater of 1% of the issuer's then-outstanding securities or the average weekly trading volume of the issuer's securities during the four calendar weeks prior to such sale. Rule 144, as currently in effect, also permits, under certain circumstances, the sale of shares without regard to the limitations described above, by non-affiliates of the Company, after holding such shares for at least two years. Sales of substantial amounts of the Common Stock of the Company in the public market could adversely affect prevailing market prices.

NO DIVIDENDS. The Company has never paid cash dividends on its Common Stock. It is the Company's intention to retain its earnings, if any, to finance the operation and expansion of its business and, therefore, the Company does not expect to pay cash dividends on the Shares in the foreseeable future.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company owns no real property. Commencing in October 1997, the Company leased a 2300 square foot facility in Salt Lake City, Utah, from an unaffiliated third party at which it conducts all of its corporate, administrative, research and development activities. The lease of that facility expires December 31, 1998, with an option to renew for one year. The base monthly lease payment for that facility is $3412. These terms were negotiated through arms-length transactions, and the Company believes that such terms are consistent with prevailing market conditions.

ITEM 3.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 1998, holders of a majority of the Company's issued and outstanding Common Stock approved an amendment to the Company's Certificate of Incorporation by written consent. This amendment increases the authorized number of shares of Common Stock to 50,000,000 shares and the number of shares of Preferred Stock to 10,000,000 shares. It makes no change to the par value of the shares or to the rights of any outstanding series or class of shares.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no current market for the Company's Common Stock and there is no assurance that any market will ever develop for such shares. To the extent a market does develop in the future, the market price of the Common Stock will be subject to significant fluctuations as a result of several factors, over many of which the Company has little or no control. The Company will apply for listing on the NASD Electronic Bulletin Board on or before July 1, 1998. However, there can be no assurance that its application will be approved or that, if approved, any market for the securities will thereafter develop.

At June 15, 1998 there were approximately 20,207,625 shares of Common Stock
issued and outstanding held by approximately 281 holders of record.   The
Company has never issued any shares of Preferred Stock.

Recent sales of Unregistered Securities.

Private Placement.   During the fourth quarter of the year ended March 31, 1998, the Company conducted a private placement of its securities. A total of 207,625 shares of Common Stock were sold at a price of $2.00 per share, for gross proceeds to the Company of approximately $415,250. The purchase price included warrants to purchase additional 103,813 shares of Common Stock at prices ranging from $3.00 to $4.00 per share. These securities were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, including exemptions under Section 4(2) and Regulation D, promulgated under the Act. The purchasers in this offering were accredited investors as that term is defined under Rule 501 of Regulation D, as well as a limited number of sophisticated purchasers who had access to information concerning the Company necessary to make an informed investment decision concerning their purchase of the Company's securities. The offering is not closed and the Company desires to continue the offering until such time as $4,000,000 of gross proceeds has been received. There can be no assurance that the Company will be successful in placing all of the securities offered in the private placement.

Stock Options. The Company has issued options to purchase Common Stock to certain employees as follows: (1) on February 28, 1998, the Company granted options to four employees to purchase an aggregate of 250,000 shares of Common Stock at $.50 per share. These options expire on February 28, 2001. (2) on June 2, 1998, the Company granted an option to an employee to purchase 50,000 shares of Common Stock at $.50 per share. This option expires on June 2, 2001. No options were issued to executives or directors of the Company during the year ended March 31, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's plan of operations is included in the discussion under "Business," above.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 1998

Revenues for the year ended March 31, 1998 were $144,271, compared to $0 for the previous year. Cost of revenues totaled $2,110 in the year ended March 31, 1998, compared to $0 in the previous year. Expenses for the year included $278,750 in research and development expense compared to $0 in the previous year. The Company expects that research and development expenditures (including expenses associated with recruiting and hiring new personnel) will continue to increase during the next 12 months as development of existing and new products continues. The increased expenses in the year ended March 31, 1998 reflect the addition of personnel and costs associated with the merger of the Company with Arkona. The Company had $20,393 in interest income during the year ended March 31, 1998, compared to $41 in the previous year. The net loss for the year was $636,545 (or $0.06 per share) compared to a loss of $64,706 (or $0.15 per share) in the year ended March 31, 1997.

Following the successful completion of the merger, management's focus for the balance of the fiscal year was to ensure the recruitment of the core team necessary for the success of the Company. Management believes it has made progress in securing key engineering talent in a very competitive and tight market place. Recruitment of key personnel will be an ongoing task in successive quarters.

Revenues for the year ended March 31, 1998 were primarily related to an ongoing service contract with an existing customer (OEC) and cost of sales reflects the costs associated with delivery of these services. These services include customer support and technical services on the Company's OnSite Field Service software product. The Company is currently bidding for a number of projects utilizing its core technologies and expects to report successes in subsequent quarters.

Expenses incurred during the year reflect the additional cost of people, engineering research and marketing and selling efforts, which management believes will form the foundation of future increased revenue and profitability growth.

The Company's primary marketing focus during the year was to establish the Company's identity in the marketplace and to build a secure platform for future growth. During the year and quarter ended March 31, 1998, the Company provided support services for OEC pursuant to a written agreement. The Company has entered into a license agreement with this same customer where the Company has agreed to pay a royalty to OEC on revenues generated from the licensing or use of the OnSite Field Service software product developed by Arkona in 1997. The royalty will be an amount equal to 5% of net revenues until OEC has recovered the amount paid to Arkona to develop the product ($125,000), 2% of net revenues thereafter until OEC has recovered twice the amount of its payments to Arkona and 1% of revenues thereafter. No royalties have been paid by the Company to date under this agreement.

During the year ended March 31, 1998, the Company completed a private placement of its Common Stock, generating gross proceeds of $2,000,000 in cash and marketable securities. The Company funded its operations during the period with the proceeds of this offering. Capital spending of $198,095 was primarily for computer and related equipment used in the Company's operations. During the year ended March 31, 1998, the Company's operating activities used $543,715 of cash, compared to generating $11,618 during the previous fiscal year.

In March 1998 the Company initiated a further private placement of its Common Stock with the aim of generating gross proceeds of $4,000,000 in cash. As of June 15, 1998, 207,625 shares of Common Stock and warrants to acquire additional 103,813 shares of Common Stock had been issued for gross proceeds of $415,250.

Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of $568,612 as compared to cash and cash equivalents of $11,614 as of March 31, 1997.

Management believes that the cash available to the Company from the recently completed and currently in progress private placements and cash provided by operations will be sufficient to meet the business requirements of the Company for the next twelve months. The Company does not expect to make any purchases of new plants or significant equipment in the next twelve months. However, the Company continues to evaluate new product opportunities and may, if necessary, seek to add equipment and personnel to pursue such opportunities in the future. If the Company expands its efforts to develop new products, it may be required to seek additional funding through the sale of its securities or through borrowing. Presently the Company does not have an established bank line of credit or similar facility. There can be no assurance that additional funding will be available as required or on terms that are favorable to the Company. The issuance of shares of the Company's Common Stock or other securities convertible into such securities will result in dilution to the other shareholders of the Company and such dilution may be material and substantial.

OUTLOOK

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

The Company expects to have a beta version of its Universal Update technology available in the summer of 1998. The OnSite Publisher solution will be available in the fall of 1998. The first release of Roswell's email solution will be available in the fall of 1998.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of June 15, 1998, the directors and executive officers of the Company are as follows:

NAME               AGE                      POSITION
-----------------  ---  -----------------------------------------------------

John Blumenthal     37  Chief Executive Officer, Director and Chairman of the
                        Board

Stephen Russell     45  Vice President Finance, Chief Financial Officer and
                        Director
John Zollinger      29  Vice President Engineering, Chief Technical Officer,
                        Director
Tim Kapp            29  Vice President Marketing and Director
Gary Wright         37  Product Marketing Director, Director
Jeff Barlow         35  Vice President Technical Operations, Director
Marty Alfred        38  Director of Operations, Secretary, Director
Bruce Baird         42  Corporate Counsel and Director


John Blumenthal, 37, President and Director. Mr. Blumenthal has worked in the information technology industry for more than 12 years. Much of his career has been spent in the financial industry in New York City, where he worked as a software engineer for Deutsche Bank AG. In 1992, Mr. Blumenthal relocated to Salt Lake City, Utah, where he continued in a software and systems engineering capacity for RasterOps and on storage and security consulting projects for a large telecommunications company and a major microchip manufacturer in the western US. His activity in this field attracted the attention of Veritas Software, which employed him in 1994 to lead the technical and partner development of that company's Far East, Japan and South American operations. In these projects, Mr. Blumenthal was instrumental in architecting and implementing security and storage technology for global 500 companies. His clients included some of the world's largest telecommunications, manufacturing and financial corporations. In 1997, Veritas selected Mr. Blumenthal as the engineer of the year for all international operations. Prior to founding Arkona, Inc., Mr. Blumenthal contributed to the product conception and strategic positioning of the Veritas product line in the Internet marketplace. He also acted in an advisory role to the US House of Representatives Subcommittee on Technology concerning US encryption export law hearings held in 1997. While Mr. Blumenthal's focus has been on comprehensive security and storage solutions, all of his work has been consistently conditioned by the economics of managing technology and people. At the Company, Mr. Blumenthal brings these experiences to the relationships of a growing customer base, negotiates contracts, contributes to engineering efforts and develops and manages the Company's strategic direction. He has a BA from Columbia University in New York.

Stephen Russell, 45, Vice President Finance, Chief Financial Officer and Director. Mr. Russell has a BS in Physics and Mathematics from the University of Glasgow in Scotland. He is a Chartered Accountant and a graduate of the International Advanced Management Program from The International Institute for Management Development in Lausanne, Switzerland. Mr. Russell has over 20 years experience as a general manager and CEO, CFO and management consultant. Specializing in business and financial strategies to maximize profitability, the management of change, people and communications, Mr. Russell's varied assignments have taken him into a wide number of industries including computer software, sales and service, construction, manufacturing, engineering and electronics. Mr. Russell's expertise includes multi-country operations, owner-managed businesses, start-ups, acquisitions and turnarounds. Mr. Russell has demonstrated the ability to establish business goals and to meet them within given constraints, provide leadership to ensure successful achievement of individual and team goals, and deal effectively in a multi-cultural business and social environment. While based in Switzerland and England, Mr. Russell provided financial leadership to a $2 billion pan-European high tech business ensuring successful turnaround of the business. As CEO of a $100 million sales and service high tech company, Mr. Russell led a team that doubled revenues in one year while meeting profitability targets.

John Zollinger, 29, Vice President Engineering, Chief Technical Officer and Director. Mr. Zollinger has been involved in nearly all aspects of software engineering during the past 11 years. He formed and managed a successful software engineering consulting company, which completed contracts for Fortune 1000 companies across the United States. He is an expert on the management, analysis, design and implementation of cutting edge object-oriented software systems. Mr. Zollinger has been able to pass on his expertise through the training and mentoring of other engineers, particularly in the area of developing systems for a variety of industries and technologies. Mr. Zollinger's past experience includes data warehousing/processing, telecommunications, banking, oil and gas, insurance and trading systems. Mr. Zollinger's experience in the software engineering process includes expertise in project management, concept development, business analysis, design, implementation, quality assurance and deployment. Prior to founding Arkona, Inc., Mr. Zollinger assisted EOTT Energy Partners in establishing standard practices for object-oriented analysis, design, and implementation to develop strategies useful in that companies software engineering business. In the development of the calling card fulfillment system for AT&T and an insurance claim handling system for Filoli Information Systems, Mr. Zollinger developed valuable strategies for legacy data migration and insuring extensibility of products and components into new lines of business.

Tim Kapp, 29, Vice President Marketing and Director. Mr. Kapp holds a BA in Economics and Econometric Modeling and an MBA from Brigham Young University. He began his career as a financial analyst and his technical talent and analytical ability led him to high-technology marketing. His career has focused almost exclusively on the software industry and Internet technology providers since 1992. As Senior Market Research Analyst for Folio, a division of Open Market, and as a Product Marketing Manager, he provided analysis of technology trends, product forecasts, competitive strategies and customer requirements. In addition to these roles, he has served as a member of the Internet Engineering Task Force (IETF), the SGML Open Consortium, and as a representative to the World Wide Web Consortium (W3C) Internet standards body. He brings to the Company experience in market analysis, product positioning, pricing, and software marketing strategies.

Gary Wright, 36, Director of Product Marketing and Director, has over 15 years of diverse experience in a wide variety of industries. His primary strengths in this field include his ability to evaluate and position new technologies, implement systems and properly place personnel to insure completion of projects on time and within budget, and his understanding of TQM and project processes. His industry experience also includes computer software and hardware, advertising and trade shows. He was an original founding member of CAAMS, Inc. in Salt Lake City, Utah, a Divisional Manager for RasterOps, Inc., Vice President of Serius Corporation, and, most recently, International Product Marketing Manager for Folio Corporation. While serving as Divisional Director for RasterOps, Mr. Wright established world wide sales and support groups that won numerous awards and helped that company increase its revenues. At Serius, Mr. Wright assisted in obtaining first and second round venture capital investment. He successfully managed the creation of all localized language versions of Folio's software products. Mr. Wright has a BS in Business Administration from the University of Utah.

Jeff Barlow, 35, Vice President Technical Operations and Director, has more than 10 years experience in high-technology product development and management. He has specialized skills in hardware and software design and testing, quality assurance, product management, product data management, customer support and regulatory affairs. He has demonstrated ability to work effectively among cross-functional teams to maintain design integrity and product quality and to meet customer needs. During the past decade, Mr. Barlow played a key role in the growth of Wescor, Inc., a Utah-based high-technology medical device development and manufacturing company. While with Wescor, he managed development and publication of award-winning user and technical documentation. He designed and managed the company-wide change control system. He was also instrumental in the company's continuous quality improvement effort and was co-lead representative for successful company-wide quality system audits by product safety and regulatory agencies. He championed the use of information systems to enhance and streamline corporate communications, and drove the design, selection, installation, and maintenance of data processing, networking, and management information systems and software. Mr. Barlow was a member of the top-level corporate steering committee, involved in setting long-range strategic plans and evaluating new product opportunities. Mr. Barlow has a BS in Business Administration, Production Management from Utah State University.

Martin Alfred, 38, Director of Operations, Secretary and Director, has more than 15 years of hands on business experience. He brings to the Company an ability to plan, schedule and monitor the many jobs and tasks that occur simultaneously or in succession, to manage working capital, accounts receivable, inventory, cash and credit relations, to run day-to-day operations and to plan future operations. Mr. Alfred has a BS in Business Administration from Valparaiso University with an emphasis in accounting. Prior to joining the Company, Mr. Alfred was a partner in a successful glass company located in Denver, Colorado. During his tenure, the company continually improved profit margins and increased revenues. He relocated to Salt Lake City after selling his interest in that company.

Bruce Baird, 42, Corporate Counsel and Director. Mr. Baird has a BS in Economics and a JD from the University of Utah. For nearly 20 years he has been engaged in private practice of law in Salt Lake City, Utah.

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been elected and qualified. The officers of the Company are elected annually and serve at the pleasure of the Board of Directors. No executive officer or director of the Company has a family relationship with any other executive officer or director of the Company. Dr. David Valenti resigned as a Director on May 4 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended March 31, 1998, the Company is not aware of any untimely filings.

ITEM 10.   EXECUTIVE COMPENSATION

During the fiscal year ended March 31, 1998, the total compensation paid to the Company's Chief Executive Officer, John Blumenthal, was $50,000. No compensation was paid to the former Chief Executive Officer of the Company, Jehu Hand, during the fiscal year ended March 31, 1998. No options or warrants or similar rights to acquire securities of the Company were granted to executive officers or directors of the Company during the year and no options, warrants or similar rights to acquire securities of the Company were held by such persons at the March 31, 1998. No executive officer of the Company received annual compensation of $100,000 or more during the fiscal year ended March 31, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Company's knowledge, the following table sets forth information regarding ownership of the Company's outstanding Common Stock on June 15, 1998 by (i) beneficial owners of more than 5% of the outstanding shares of Common Stock;
(ii) each director and each executive officer; and (iii) all directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed. The address of each person identified below is the Company's principal office. There are no options or warrants or similar rights to acquire shares of the Company's Common Stock issued or outstanding. As of June 15, 1998, there were 20,207,625 shares of Common Stock issued and outstanding.

NAME AND ADDRESS                    SHARES OF COMMON STOCK
OF BENEFICIAL OWNERS                  BENEFICIALLY OWNED    PERCENTAGE OF CLASS
----------------------------------    ------------------    --------------------

Martin J. Alfred, Director                 1,120,000                 5.5%
Bruce Baird, Director                        420,000                 2.1%
Jeffrey Barlow, Director                   1,540,000                 7.6%
John Blumenthal, Director                  2,940,000                14.5%
Timothy Kapp, Director                       980,000                 4.8%
Stephen Russell, Director                  1,540,000                 7.6%
David Valenti, 5% Beneficial Owner         1,540,000                 7.6%
Gary Wright, Director                        980,000                 4.8%
John Zollinger, Director                   2,940,000                14.5%

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (8 PERSONS)          12,460,000                61.7%

There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change of ownership or control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The following exhibits of the Company are included herein:

     4.1  Form of Warrant to Purchase Common Stock (A)
     4.2  Form of Warrant to Purchase Common Stock (B)
     27   Financial Data Schedule

Financial statements for the year ended March 31, 1998

Reports on Form 8K. On April 3, 1998, the Company filed an amendment to a
  Current Report on Form 8K relating to the acquisition of Arkona, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE THORSDEN GROUP, LTD.


                           By:      /s/ John Blumenthal
                                --------------------------------
                                John Blumenthal
                           Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


By:     /s/ John Blumenthal                             Date: June 29, 1998
   ------------------------------------------
     John Blumenthal, Chief Executive Officer
     Director and Chairman of the Board

By:     /s/ Stephen Russell                             Date: June 25, 1998
   ------------------------------------------
     Stephen Russell, Chief Financial Officer
     Vice President Finance and Director
     (Principal Accounting Officer)

By:     /s/ John Zollinger                              Date: June 25, 1998
   ------------------------------------------
     John Zollinger, Director

By:     /s/ Tim Kapp                                    Date: June 25, 1998
   ------------------------------------------
     Tim Kapp, Director

By:     /s/ Gary Wright                                 Date: June 25, 1998
   ------------------------------------------
     Gary Wright, Director

By:     /s/ Marty Alfred                                Date: June 25, 1998
   ------------------------------------------
     Marty Alfred, Director

By:     /s/ Jeff Barlow                                 Date: June 25, 1998
   ------------------------------------------
     Jeff Barlow, Director

By:     /s/ Bruce Baird                                 Date: June 26, 1998
   ------------------------------------------
     Bruce Baird, Director

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]

                             FINANCIAL STATEMENTS

                                March 31, 1998

                      [WITH INDEPENDENT AUDITORS' REPORT]

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]



                               TABLE OF CONTENTS



                                                           Page
                                                           ----

     Independent Auditors' Report. . . . . . . . . . . . .  1


     Balance Sheet - March 31, 1998. . . . . . . . . . . .  2


     Statements of Operations for the years ended March
     31, 1998, and 1997, and for the Period June 11, 1992
     (inception) Through March 31, 1998. . . . . . . . . .  3


     Statements of Stockholders' Equity for the Period
     June 11, 1992(inception) Through March 31, 1998 . . .  4


     Statement of Cash Flows for the years ended March
     31, 1998, and  1997, and for the Period June 11, 1992
     (inception) Through March 31, 1998 . .. . . . . . . .  5


     Notes to Financial Statements . . . . . . . . . . . .  6-11

                         Independent Auditors' Report


The Board of Directors and Shareholders
The Thorsden Group, Ltd.[a development stage company]


We have audited the accompanying balance sheet of The Thorsden Group, Ltd., including the accounts of its wholly-owned subsidiary, Arkona, Inc.[a development stage company] as of March 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Arkona, LLC, a limited liability company and predecessor of Arkona, Inc., for the period from inception through December 31, 1996, were audited by other auditors whose report dated September 30, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Thorsden Group, Ltd., including the accounts of its wholly-owned subsidiary, Arkona, Inc. [a development stage company] as of March 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has experienced losses from operations since its inception and has not yet begun generating significant revenue which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    --------------------------------
                                    MANTYLA, McREYNOLDS & ASSOCIATES
Salt Lake City, Utah
May 22, 1998

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                                 BALANCE SHEET
                                MARCH 31, 1998


                                    ASSETS


CURRENT ASSETS
  Cash & cash equivalents - Note 1                      $   568,612
  Marketable securities available for sale - Note 8         681,600
  Accounts receivable - Note 2                                8,313
                                                        -----------
        TOTAL CURRENT ASSETS                              1,258,525


PROPERTY AND EQUIPMENT - NOTE 6
  Property and equipment                                    199,099
  Less: Accumulated depreciation                             (6,418)
                                                        -----------
        NET PROPERTY AND EQUIPMENT                          192,681


OTHER ASSETS
  Deposits - Note 13                                        107,246
  Intangible assets - Note 4                                 21,734
                                                        -----------
        TOTAL OTHER ASSETS                                  128,980
        TOTAL ASSETS                                    $ 1,580,186
                                                        ===========


                      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $    93,288
  Accrued liabilities                                        70,928
  Deferred income on maintenance contract - Note 2           10,417
  Current portion of capital leases - Note 5                 30,653
                                                        -----------
        TOTAL CURRENT LIABILITIES                           205,286


LONG-TERM LIABILITIES
  Capital leases payable - Note 5                            26,319
                                                        -----------
        TOTAL LONG-TERM LIABILITIES                          26,319
                                                        -----------
              TOTAL LIABILITIES                             231,605


STOCKHOLDERS' EQUITY - NOTES 7, 8, 9, 10 & 11
  Preferred stock -- 10,000,000 shares authorized,
    $.001 par value; no shares issued and outstanding
  Capital stock -- 50,000,000 shares authorized,
    $.001 par value; 20,000,000 shares issued and
    outstanding                                              20,133

  Additional paid-in capital                              2,192,174
  Accumulated unrealized losses on investments             (159,010)
  Deficit accumulated during the development stage         (704,716)
                                                        -----------
        TOTAL STOCKHOLDERS' EQUITY                        1,348,581
                                                        -----------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 1,580,186
                                                        ===========

                 See accompanying notes to financial statements

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                           STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
      AND FOR THE PERIOD JUNE 11, 1992(INCEPTION) THROUGH MARCH 31, 1998

                                                                PERIOD FROM
                                     YEAR            YEAR          JUNE
                                     ENDED           ENDED        11,1992
                                    3/31/98         3/31/97       THROUGH
                                                                  3/31/98
Revenues - Note 1                 $     144,271   $      -0-    $      144,271

Operating Expenses

Cost of sales                             2,110                          2,110

Research and development                278,750        6,610           285,360

Marketing, general and
  administrative                        517,084       58,137           579,051
                                   ------------    ---------    --------------
  Total Operating Expenses              797,944       64,747           866,521
                                   ------------    ---------    --------------
NET LOSS FROM OPERATIONS               (653,673)     (64,747)         (722,250)

Other Income/(Expense)

  Interest income                 $      20,803   $       41   $        20,844

  Interest expense                       (3,200)                        (3,200)

  Other expense                            (110)                          (110)
                                   ------------    ---------    --------------
  TOTAL OTHER INCOME/(EXPENSE)           17,493           41            17,534
                                   ------------    ---------    --------------

  NET LOSS BEFORE INCOME TAXES         (636,180)     (64,706)         (704,716)

Provision for income taxes                  -0-          -0-             -  0-

NET LOSS                          $    (636,180)  $  (64,706)   $     (704,716)
                                   ============    =========    ==============
LOSS PER SHARE - NOTE 1           $        (.06)  $     (.15)  $          (.34)
                                   ============    =========    ==============
WEIGHTED AVERAGE NUMBER SHARES       10,212,250      424,500         2,098,900
                                   ============    =========    ==============



                See accompanying notes to financial statements

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                      STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD JUNE 11, 1992(INCEPTION) THROUGH MARCH 31, 1998



                                                                         ACCUM.
                                                          ADDITNL.       LOSS           TOTAL
                                  SHARES      COMMON      PAID-IN       DEVEL        STOCKHOLDERS'
                                  ISSUED      STOCK       CAPITAL       STAGE           EQUITY
                                ----------  ---------  ------------  -----------   ----------------
BALANCE, JUNE 11, 1992                 -0-  $     -0-  $        -0-  $       -0-   $            -0-

Issued common stock for cash
 through March 31, 1993            400,000        400           100                             500

Net loss for the year ended
March 31, 1993                                                              (269)              (269)
                                ----------  ---------  ------------  -----------   ----------------
BALANCE, MARCH 31, 1993            400,000   $    400   $       100   $     (269)   $           231
                                ----------  ---------  ------------  -----------   ----------------
Capital contribution                                            500                             500
                                ----------  ---------  ------------  -----------   ----------------
Issued shares in Private            24,500         25           221                             246
Placement for cash

Net loss for the year ended
March 31, 1994                                                              (221)              (221)
                                ----------  ---------  ------------  -----------   ----------------
BALANCE, MARCH 31, 1994            424,500   $    425   $       821   $     (490)   $           756
                                ----------  ---------  ------------  -----------   ----------------
Net loss for the year ended
March 31, 1995                                                            (2,262)            (2,262)
                                ----------  ---------  ------------  -----------   ----------------
BALANCE, MARCH 31, 1995            424,500   $    425   $       821   $   (2,752)   $        (1,506)
                                ----------  ---------  ------------  -----------   ----------------
Net loss for the year ended
March 31, 1996                                                            (1,078)            (1,078)
                                ----------  ---------  ------------  -----------   ----------------
BALANCE, MARCH 31, 1996            424,500   $    425   $       821   $   (3,830)   $        (2,584)
                                ----------  ---------  ------------  -----------   ----------------
Net loss for the year ended
March 31, 1997                                                           (64,706)           (64,706)
                                ----------  ---------  ------------  -----------   ----------------
BALANCE, MARCH 31, 1997            424,500   $    425   $       821   $  (68,536)   $       (67,290)
                                ----------  ---------  ------------  -----------   ----------------
Issued stock for assets as
part of Arkona merger           15,575,500     15,575                                        15,575

Issued shares in Private
Placement for cash and
securities                       4,000,000      4,000     1,926,486                       1,930,486

Issued shares in Private
Placement for cash                 132,500        133       264,867                         265,000

Net loss for the year ended
March 31, 1998                                                          (636,180)          (636,180)
                                ----------  ---------  ------------  -----------   ----------------
BALANCE, MARCH 31, 1998         20,132,500   $ 20,133   $ 2,192,174   $ (704,716)   $     1,507,591
                                ----------  ---------  ------------  -----------   ----------------

                See accompanying notes to financial statements

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                           STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
  AND FOR THE PERIOD FROM JUNE 11, 1992(INCEPTION) THROUGH TO MARCH 31, 1998

                                                                                 Period
                                                        Year          Year        from
                                                        ended         ended      6/11/92
                                                       3/31/98       3/31/97       to
                                                                                 3/31/98
CASH FLOWS PROVIDED BY/(USED FOR) OPERATING
ACTIVITIES
Net Loss                                               $ (636,180)   $(64,706)   $ (704,716)
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                              6,418                     6,418
  Increase in accounts receivable                          (8,313)                   (8,313)
  Increase in accounts payable                             84,517       6,187        93,288
  Increase in other current liabilities                    29,791      40,137        70,928
  (Decrease)/increase in deferred income                  (19,583)     30,000        10,417

                                                       ----------    --------    ----------
        NET CASH USED FOR OPERATING ACTIVITIES           (543,350)     11,618      (531,978)

CASH FLOWS PROVIDED BY/(USED FOR) INVESTING
ACTIVITIES
  Lease deposits                                         (107,246)                 (107,246)
  Patent costs                                            (21,734)                  (21,734)
  Capital expenditures                                   (198,095)     (1,004)     (199,099)
                                                       ----------    --------    ----------
        NET CASH USED FOR INVESTING ACTIVITIES           (327,075)     (1,004)     (328,079)

CASH FLOWS PROVIDED BY/(USED FOR) FINANCING
ACTIVITIES
  Increase in capital lease obligations                    56,972                    56,972
  Proceeds from Private Placement of shares             1,370,451                 1,370,697
  Cash contribution                                                     1,000         1,000
                                                       ----------    --------    ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       1,427,423       1,000     1,428,669
                                                       ----------    --------    ----------
          NET INCREASE/(DECREASE) IN CASH                 556,998      11,614       568,612
BEGINNING CASH BALANCE                                     11,614         -0-           -0-
                                                       ----------    --------    ----------
ENDING CASH BALANCE                                    $  568,612      11,614    $  568,612
                                                       ==========    ========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest               $    3,200         -0-    $    3,200
  Cash paid during the year for income taxes           $      -0-         -0-    $      -0-
NONCASH FINANCING ACTIVITIES:
  Issued stock for marketable securities               $  840,610         -0-    $  840,610


                See accompanying notes to financial statements

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998

Note 1    Organization and Summary of Significant Accounting Policies
          -----------------------------------------------------------

          (a) Organization

          The Thorsden Group, Ltd. [Company] originally incorporated under the laws of the State of Delaware in 1992 for the purpose of seeking and acquiring business opportunities. In October 1997, the Company merged with Arkona, Inc., a Utah corporation (formerly Arkona, LLC), in a reverse triangular merger, accounted for as a purchase. Since the merger, the Company has continued the business of Arkona, Inc.; developing, marketing, and selling software products for use in portable network computing on a world-wide basis. Significant operating activities have not commenced at this time and the Company is considered to be in the development stage. The ultimate success of the Company will be dependent on its ability to adequately fund, develop and market the product. Results of operations have been combined for all periods presented in the accompanying financial statements.


          (b) Income Taxes

          Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of March 31, 1998 is $0 due to the valuation allowance established as described below.


          (c) Net Loss Per Common Share

          In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share for the periods presented because their inclusion is antidilutive.


          (d) Cash & Cash Equivalents

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank and other unrestricted investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  [CONTINUED]

Note 1    Organization and Summary of Significant Accounting Policies[continued]
          ----------------------------------------------------------------------

          (e) Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (f) Revenue recognition

          The Company recognizes revenue upon delivery of the software products to the customer. Any additional obligations related to the software, such as service agreements, are negotiated under a separate contract; revenue on these items is recognized over the period of service as is appropriate.


Note 2    Concentration
          -------------

          The Company entered into a contract to develop a software application using the Company's proprietary system. This contract and sale was made to the Company's only customer to date. The contract provided for installment payments at specific dates. The total contract amount was $125,000 and was paid during 1997.

          As an additional provision of the contract, the Company agreed to pay the customer royalties of two percent of net revenues up to the contract amount ($125,000) and one percent of net revenues thereafter, from subsequent sales or licensing to third parties of the product developed for the customer.

          Accounts receivable consists entirely of amounts due from this customer. No reserve has been provided for uncollectible amounts.
          The customer has prepaid on a service contract which has been recorded as deferred income on maintenance contract.


Note 3    Income Taxes
          ------------

          During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 1992. The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.
          No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109.

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  [CONTINUED]

Note 4    Intangible Assets
          -----------------

          The Company has applied for patent protection for its proprietary software and has expended $21,734 for these rights. The patents are still in the process of being granted. The Company will begin to amortize these assets upon completion of patent registration or at the point when the products begin to generate revenue.


Note 5    Leases
          ------

          The Company has various capital lease agreements collateralized with property and equipment as of March 31, 1998. These leases bear interest at 12% and have remaining terms of one to five years. Future minimum lease payments are as follows:


                                 Minimum
                 Year Ending      Lease    Principal  Interest
                 -----------     Payments
                                 -----------------------------
                  3/31/1999      $35,986    $30,653    $5,333

                  3/31/2000       22,150     20,814     1,336

                  3/31/2001        2,367      1,708       659

                  3/31/2002        2,367      1,961       406

                  3/31/2003        1,977      1,836       141
                                 -----------------------------

                    Total        $64,847    $56,972    $7,875
                                 =============================

          The Company has an operating lease for its office facilities which expires December 31, 1998. Future minimum lease payments for the office facilities amount to $30,713. Rent expense during the current year for the office was $11,643.

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  [CONTINUED]

Note 6    Property and Equipment
          ----------------------

          Property and equipment are summarized by major classifications as follows:

                                                    ACCUMULATED
                                      ACQUISITION  AMORTIZATION/  NET BOOK
                                         COST      DEPRECIATION     VALUE
                                      -----------  -------------  ---------
                Office Furniture      $    14,470  $         528  $  13,942

                Computer Software          55,638            -0-     55,638

                Computer Equipment        128,991          5,890    123,101
                                      -----------  -------------  ---------
                     TOTAL            $   199,099  $       6,418  $ 192,681
                                      ===========  =============  =========

          The Company has acquired approximately $69,008 in computer equipment financed through capital lease. Depreciation expense, including the amortization of assets acquired by capital lease, amounted to $6,418 during the year ended March 31, 1998. The Company computes depreciation using the straight-line method over five years. Depreciation is first charged in the quarter following the quarter of acquisition.


Note 7    Merger with Arkona, Inc.
          ------------------------

          Effective October 7, 1997, all of the Arkona, Inc. common stock issued and outstanding was converted into and exchanged for 2,972,200 shares of The Thorsden Group, Ltd., common stock. At that time all converted Arkona stock was canceled. Additional shares were issued in the amount of 11,027,800 to shareholders of Arkona and 1,575,500 shares were issued to shareholders of Thorsden. The financial statements in this report have been restated, where necessary, for the effects of this merger.


Note 8    Private Placement Memorandum/Marketable Securities
          --------------------------------------------------

          Closing of the merger was subject to an offering of 4,000,000 shares of common stock through a private placement memorandum. The shares are exempt from registration under the Securities Act of 1933, and applicable state securities laws, pursuant to exemptions contained therein. Accordingly, the shares were offered by the company to a limited number of persons. The 4,000,000 shares ($.001 par) were issued for cash ($1,159,390 less $69,514 in costs) and securities (valued at $840,610) to equal $2,000,000 or $.50 per share, prior to settlement fees. The securities delivered in the placement consisted of 3,000 shares of Eurogas Corporation (valued at $7.00 per share) and 204,200 shares of InterjetNet Corporation (valued at $5.00 per share). A provision for accepting the securities allowed for the Company to receive, upon sale of said securities, at least $.50 per share in cash proceeds for the Thorsden stock issued under the offering. Any shortfall in the value of the securities when sold would result in a reduction of the number of shares issued through the offering. Rather than

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  [CONTINUED]

Note 8    Private Placement Memorandum/Marketable Securities[continued]
          -------------------------------------------------------------

          reducing the number of shares issued, the subscriber has made a verbal commitment to contribute additional shares of InterjetNet to ensure that the Company is able to realize cash equal to the original market value. As of March 31, 1998, the Company had remaining 3,000 shares of Eurogas and 169,200 shares of Interjet. The securities are available for sale and have been adjusted to fair market value as of March, 31, 1998.

          An additional Private Placement Memorandum (dated March 4, 1998) has been issued. This offering involves issuance of up to 2,000,000 units, consisting of 2,000,000 shares of common stock of the Company and common stock purchase warrants. Proceeds from this offering of $3,600,000 ($4,000,000 less $400,000 placement agent commissions) will be used primarily to fund the development and marketing of the Company's new "Project Roswell" email security software. As of March 31, 1998, 132,500 units had been issued for $265,000.


Note 9    Increase in Authorized Shares
          -----------------------------

          On January 15, 1998, the Board of Directors approved an amendment to the Certificate of Incorporation of the Company to increase the authorized number of shares from 20,000,000 to 50,000,000 for common stock, and from 1,000,000 to 10,000,000 for preferred stock. The preferred stock terms and conditions are to be determined by the Board within the guidelines outlined in the Certificate of Incorporation.


Note 10   Subsequent Events
          -----------------

          The Board of Directors created a subsidiary (Qui Vive, Inc.), on June 5, 1998, for development of a new product. Pending approval of a viable business case and an acceptable structure the new entity may require restructure of current management.

          In June of 1998, the Company received an additional $50,000 for stock as part of the March 4, 1998 Private Placement Memorandum.


Note 11   Stock Option Plan
          -----------------

          The Company established the 1992 Stock Option Plan to provide incentives to its directors, officers, employees and advisors, to do business with the Company, and to enable the Company to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-range success. Granting of options is at the absolute discretion of the Stock Option Committee of the Board. The Committee may determine the terms and conditions of options, consistent with the Plan.

                           THE THORSDEN GROUP, LTD.
      INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  [CONTINUED]

Note 11   Stock Option Plan[continued]
          ----------------------------

          In February 1998, 250,000 non-qualified stock options were granted to four individuals. These options vest over three years, expire February 28, 2001, and, when fully vested, allow the holder to purchase common shares at $.50 per share.


Note 12   401K Profit Sharing Plan and Cafeteria Plan
          -------------------------------------------

          On January 15, 1998, the Directors adopted employee benefit programs consisting of a 401K Profit Sharing Plan and a Cafeteria Plan. The 401K Plan provides for employees to contribute on a pretax basis, employer matching, and a broad portfolio of investment options within the plan to be selected by the employee. Employer matching contributions are made at the discretion of management. However, the Company intends to match employee contributions fifty cents per dollar of the first six percent of income contributed by employees. Profit sharing expense recognized in the current year under this plan was $4,138.


Note 13   Deposits
          --------

          In conjunction with its lease obligations, the Company has paid security deposits of $107,246. Of this amount, $3,413 was paid at the inception of the office lease to the landlord. The remaining amount is composed of two certificates of deposit placed in financial institutions which are collateral for the equipment and office leases.

                Contract Requiring Deposit     Rate   Amount       Maturity
                --------------------------    ------  -------  -----------------

                Equipment Lease               6.160%   62,883   November 4, 1999

                Office Lease                  5.100%   40,950  December 31, 1998
                                                      -------
                  Total                               103,833
                                                      =======

Note 14   Going Concern
          -------------

          The Company has incurred losses from inception to March 31, 1998 amounting to $704,716. Financing the Company's activities to date has primarily been the result of private placement offerings. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management intends to raise additional capital through private placement offerings (see Note 10).