Form 10QSB
period 1998-06-30
THORSDEN GROUP LTD
filed 1998-08-19
CIK 925662

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


As of June 30, 1998, there were issued and outstanding 20,207,625 shares of the Company's Common Stock, par value $.001 per share.


Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                 ---    ---

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                       Page No.
                                                                                       --------
Financial Statements

1.      Unaudited Condensed Consolidated Balance Sheets as of June 30, 1998
                and March 31, 1998.........................................................3

        Unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 1998 and 1997.......................................................4

        Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1998 and 1997...............................................5

        Notes to Unaudited Condensed Consolidated Financial Statements.....................6

2.      Management's Discussion and Analysis or Plan of Operation..........................7

PART II.  OTHER INFORMATION...............................................................14

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                           THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

               Consolidated Condensed Balance Sheets (Unaudited)


                                          JUNE 30, 1998   MARCH 31, 1998
                                          -------------   --------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                  $   570,872       $  568,612
 Marketable securities - available for          531,718          681,600
  sale
 Accounts receivable                              6,250            8,313
 Prepaid expenses                                     -                -
                                            -----------       ----------
  TOTAL CURRENT ASSETS                        1,108,840        1,258,525

 Equipment                                      201,049          199,099
 Less accumulated depreciation                   16,405            6,418
                                            -----------       ----------
  EQUIPMENT, NET                                184,644          192,681
OTHER ASSETS                                    130,257          128,980
                                            -----------       ----------

TOTAL ASSETS                                $ 1,423,741       $1,580,186
                                            ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                           $   118,392       $   93,288
 Deferred income on maintenance                   4,167           10,417
  contracts
 Equipment lease obligations                     34,991           30,653
 Accrued liabilities                             32,580           70,928
                                            -----------       ----------
   TOTAL CURRENT LIABILITIES                    190,130          205,286
                                            -----------       ----------
 EQUIPMENT LEASE OBLIGATIONS                     17,024           26,319

STOCKHOLDERS' EQUITY
 Common stock                                    20,208           20,133
 Additional paid-in capital                   2,342,350        2,192,174
 Accumulated unrealized loss on                  (9,570)        (159,010)
  investments
 Accumulated (deficit)                       (1,136,401)        (704,716)
                                            -----------       ----------
 Total stockholders' equity                   1,216,587        1,348,581
                                            -----------       ----------
 TOTAL LIABILITIES AND STOCKHOLDERS'        $ 1,423,741       $1,580,186
  EQUITY                                    ===========       ==========



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

             Consolidated Condensed Statement of Income (Unaudited)




                                                                                From Inception
                                                                               ----------------
                                               Three Months Ended               June 11, 1992
                                               ------------------              ----------------
                                          June 30, 1998      June 30, 1997     To June 30, 1998
                                          -------------      -------------     ----------------
Net Revenues                                $     6,250        $         -          $   150,521
                                            -----------        -----------          -----------
Costs and expenses:
  Cost of sales                                     851                  -                2,961
  Research and development                      197,638              1,183              482,998
  Marketing, general and administrative         246,113              9,445              825,164
                                            -----------        -----------          -----------

Operating costs and expenses                    444,602             10,628            1,311,123
                                            -----------        -----------          -----------
Operating (loss)                               (438,352)           (10,628)          (1,160,602)

Interest income                                   7,803                 22               28,647
Interest expense                                 (1,236)                 -               (4,438)
Other expense                                         -                  -                 (110)
Other income                                        100                  -                  100
                                            -----------        -----------          -----------

Net (loss)                                  $  (431,685)       $   (10,606)         $(1,136,403)
                                            -----------        -----------          -----------
Net (loss) per share                        $     (0.02)       $     (0.02)         $     (0.05)
Weighted average number of shares            20,207,625            424,600           20,207,625
 outstanding                                -----------        -----------          -----------






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE THORSDEN GROUP, LTD.
                         (A Development Stage Company)

           Consolidated Condensed Statement of Cash Flows (Unaudited)

                                                     THREE MONTHS ENDED       CUMULATIVE FROM INCEPTION
                                                    -------------------       --------------------------
                                                          JUNE 30                   JUNE 11, 1992
                                                         ---------            --------------------------
                                                       1998      1997              TO JUNE 30, 1998
                                                       ----      ----         --------------------------
CASH FLOWS (USED BY) OPERATING
 ACTIVITIES:
    Net (Loss)                                      $(431,685)  $(10,606)           $      (1,136,403)
    Adjustments to reconcile net income
     to net cash used for operating
     activities:

    Depreciation                                        9,989          -                       16,405
  Changes in Assets and Liabilities:
    Accounts Receivable                                 2,063    (40,000)                      (6,251)
    Prepaid Expenses                                        -          -                            -
    Accounts Payable                                   25,104     (6,786)                     118,395
    Deferred Income                                    (6,250)         -                        4,167
    Accrued Liabilities                               (38,348)    68,427                       32,580
                                                    --------------------       --------------------------
NET CASH (USED BY) OPERATING ACTIVITIES              (439,127)    11,035                     (971,107)
                                                    --------------------       --------------------------
CASH FLOWS (USED FOR) INVESTING
 ACTIVITIES:
    Additions to Equipment                             (1,952)         -                     (201,049)
    Disposition of Marketable Securities              299,322          -                      299,322
    Lease Deposits                                          -          -                     (107,246)
    Patent costs                                       (1,277)         -                      (23,011)
                                                    --------------------       --------------------------
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES                                           296,093          -
   Proceeds from Private Placement of                 150,251          -                    1,520,948
    Shares
   Increase in Lease Obligations                       (4,957)         -                       52,015
   Cash Contribution                                                                            1,000
                                                    --------------------       --------------------------
NET CASH PROVIDED BY FINANCING                        145,294          -                    1,573,963
 ACTIVITIES
                                                    --------------------       --------------------------
NET INCREASE/(DECREASE) IN CASH AND                     2,260     11,035                      570,872
 CASH EQUIVALENTS

Beginning Cash Balance                                568,612     11,614                            -
                                                    --------------------       --------------------------
Ending Cash Balance                                 $ 570,872   $ 22,649            $         570,872
                                                    --------------------       --------------------------



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                            THE THORSDEN GROUP, LTD.
                   Notes to Consolidated Financial Statements

Preliminary Note
----------------

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, as amended.

Note 1  Concentration
---------------------

The Company is still in the development stage and its revenues to date are from one customer. This customer has prepaid on a service contract, which has been recorded as deferred income on maintenance contract.

Note 2  Intangible Assets
-------------------------

The Company has applied for patent protection for its proprietary software and has expended $21,734 for these rights. The patents are still in the process of being granted but recent communications with the Patent and Trade Mark Office suggest a favorable outcome. The Company will begin to amortize these assets upon completion of patent registration or at the point when the products begin to generate revenue.

Note 3  New Subsidiary Company
------------------------------

The Board of Directors created a new subsidiary, Qui Vive, Inc., on June 5, 1998, for the development of a new product. This new entity may require a restructuring of current management and recruitment of new personnel.

Note 4  Cash and Cash Equivalents
---------------------------------

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank and other unrestricted investments with original maturities of three months or less at the time of purchase to be cash equivalents.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL OVERVIEW

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

     On June 5, 1998 the Company formed a new subsidiary company, Qui Vive Inc., incorporated in Delaware. This company is carrying out the business of "Project Roswell" more fully described below. The core business of the Company is currently developing, marketing and selling software products for use in portable and distributed network computing and is conducted through its wholly owned subsidiary Arkona, Inc.

     During the quarter ended June 30, 1998, and since that date, the Company's management has directed much of its efforts in securing the engineering talent and creating the environment required to build world class software products. Through June 30, 1998, a marketing strategy has been shaped and tested most recently at the JavaOne Conference in San Francisco, in March 1998. The Company is currently in the initial stages of forming technology partnerships as part of this strategy. The next stage of the plan is to put in place the sales professionals necessary to assure the penetration of key target markets with the products & solutions described below.

DISTRIBUTED COMPUTING

     For more than a decade, the computer industry has been striving to extend the value of stored information from large enterprise systems to networked desktop computers. Networked computing allowed corporations to empower knowledge workers by giving them direct control of information and applications. - As a result, productivity skyrocketed. In recent years, the Internet has allowed companies to extend the scope and value of their networks even further. Members of the Internet's "connected" community can obtain a wide variety of corporate data. The Company believes a third iteration of this theme is quietly but forcefully gaining momentum. Information access is once again being extended further than ever before - this time to a wave of mobile, disconnected, and geographically distributed employees, partners, and customers. Organizations that take advantage of this third wave can finally apply corporate knowledge at its ultimate and most critical destination - the customer point of service.

Finally, a third iteration of the theme is quietly but forcefully gaining momentum.

Information access is once again being extended further than ever before - this time to a wave of mobile, disconnected, and geographically distributed employees, partners, and customers. Organizations that take advantage of this third wave can finally apply corporate knowledge at its final and most critical destination - the customer point of service

INTELLIGENT SYNCHRONIZATION

     Arkona's unique software solutions are helping to bring about this "Distributed" information wave by extending access to a business's most critical information and applications - large knowledge databases. These databases are monolithic in size and complexity making them inherently poor applications for mobile workers such as field sales and service representatives. However, field sales and service personnel and other disconnected employees and partners have an acute and growing need for immediate access to large corporate databases.

     When field personnel visit customers for sales or service calls, it is paramount that they arrive with all pertinent customer information, including detailed information data on products, pricing, contracts, and any other information which might affect the customer. The great challenge is that this kind of structured information is ideally suited for large corporate databases and workhorse computers. However, this kind of structured information is ideally suited for large corporate databases and workhorse computers, rather than portable devices. To make matters worse, the information is rarely stored in a single repository. The result is a complex computing environment difficult to mobilize for field service professionals.

     Surprisingly, this simple requirement of efficiently extracting information from larger, disparate databases and seamlessly synchronizing it upon check in from the field is a struggle that costs corporations millions in lost knowledge capital, lost sales, and lost customers. This challenge represents enormous waste and frustration both for corporations and their customers. The need to resolve this dilemma was the genesis of Arkona's software solutions. Instead of aiming to displace large corporate databases, which function very well at the home office where there is ample computing power, Arkona extends the value of these databases by cleanly extracting mission critical information for point of service use. And Arkona's software maximizes existing software investments by working equally well with any of the widely used database systems including Oracle, Sybase, Informix, PeopleSoft, BAAN, SAP, Microsoft, and others.The Company believes that this simple requirement of efficiently extracting information from larger, disparate databases and seamlessly synchronizing it upon check in from the field is a struggle that costs corporations millions in lost knowledge capital, sales and customers. The need to resolve this dilemma was the genesis of the Company's software solutions.

     Instead of aiming to displace large corporate databases, which function very well at the home office where there is ample computing power, the Company extends the value of these databases by cleanly extracting mission critical information for point of service use. By doing so, the Company's software maximizes existing software investments by working equally well with any of the widely used database systems including Oracle, Sybase, Informix, PeopleSoft, BAAN, SAP, Microsoft, and others.

HOW THE CUSTOMER BENEFITS

     The Company's products and services help customers to:

     Optimize Synchronization of Data and Applications: Arkona's Universal
     --------------------------------------------------
Update/(TM)/ technology optimizes the process of synchronizing distributed and mobile data sources. The Universal Update Server reduces bandwidth requirements by distributing and reconciling only incremental differences between client and server data sources. Administrators may also define profiles for individual users, groups, or other servers. Information is customized and distributed based on business logic stored in the user profile.

     Reduce The High Cost of Information And Application Updates: The Company's
     ------------------------------------------------------------
synchronization solutions eliminate data "snapshots" mailed to the field, costly downtime for application updates, and time consuming support of remote installation procedures. Arkona's technology allows customers to simply, inexpensively and securely update and synchronize critical information and distributed applications.

     Simplify the Delivery of Information: End-users can update information and
     -------------------------------------
applications with the click of a button, avoiding data/application reconciliation problems.

     Profit From Flexible Synchronization Solutions: True object design and
     -----------------------------------------------
reusable code libraries allow Arkona the Company to quickly and efficiently create proven synchronization solutions to a customer's exact specifications. Arkona's custom solutions take advantage of multiple data sources, data types, OS platforms, and various mobile devices.

     Leverage and Revitalize Legacy Systems: Arkona's custom solutions easily
     ---------------------------------------
integrate with existing corporate information and knowledge systems. The Company designs distributed applications that extend a company's information system investments instead of replacing them.

THE ARKONA SOLUTIONS

Universal Update /(TM)/

     The Universal Update client and server represent Arkona's core technology. These modules work as embedded components within specific vertical solutions. Arkona's cCustomers and solution providers may choose to license the Universal Update technology for use in their own products, or can work with Arkona to build more specific vertical solutions.

Arkona OnSite /(TM)/ Field Service

     Arkona OnSite Field Service is the Company's first vertical solution, designed specifically for field service engineers. Arkona OnSite gives field service engineers access to critical customer, product, and inventory information even when disconnected at the customer's site. Using this product, customers can gather data from a legacy database and store a replica of the database in a laptop used at the customer's site. The information can be accessed with this OnSite product without being connected to a network. Stored reports and other information can be transmitted later when network connection is conveniently available. The system is useful in settings where telephones or network ports are not readily available or where wireless networking technologies are not practicable or not allowed (such as hospitals). This product was developed in collaboration with OEC Medical Systems, Inc. ("OEC"), an unaffiliated customer of Arkona. Arkona OnSite Field Service was designed specifically for field service engineers to provide access to critical customer, product, and inventory information even when disconnected at the customer's site.

Arkona OnSite /(TM)/ Publisher

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

PROJECT ROSWELL

     The digital revolution has evolved around a simple notion: that information should be permanent. Unlike other media formats, digital information can be stored forever, recovered at will, copied with ease, and shared anywhere. Unfortunately, these attributes also give digital information a more sinister side. Digital communication--your email--can just as easily be saved, copied, recovered, and redistributed by anyone at any time with or without your consent and frequently without your knowledge. Once an electronic email message has been sent, an authors loses all control of his or her their words. According to industry analyst Esther Dyson, "The challenge is not to keep everything secret, but to limit misuse of such information."

     The Company has developed an approach to solving these problems. Dubbed "Project Roswell" ("Roswell") the Company's solution is being designed to facilitate communication and give content control back to the author. The project is presently in the design and architecture phase of development. When the first version of the project is ready for launch, it is expected to give email users the chance to say direct how their words will be released, who can see them, how they can be redistributed, and if they can be printed, copied, or saved. While tThere can be no assurance that the safeguards of Roswell-enhanced email will not be abused or circumvented by someone with the requisite degree of computer sophistication and a n evil or malicious motive. However, subsequent versions will continue to raise the bar against potential abuse and compromise of security that is so easily breached, often accidentally, with current systems. The Company has formed QVI to conduct the business related to the development of Roswell. It is expected that the development team members will receive equity ownership interests in QVI as part of their compensation for successfully developing the project.

     The Company expects that the level of security embedded in the first implementation of Roswell will be sufficient to cover the needs of most of the users of the product recognizing the trusted communications inherent in most email. The Company believes that the features of the first version of Roswell will address the needs of approximately

80% of the market. Enhancements increasing the security and further simplifying the product's usability will be added over time, as with all software.

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

     Dynamic Self-Destruction  Messages may destroy themselves as they are read.
     ------------------------

     Persistence Limits        Email authors can define the number of times any
     ------------------
                               message can be viewed.

     Message Withdrawal        Authors can retract their Roswell enabled
     ------------------
                               messages even after they have been sent over the Internet.

These essential features of Roswell will include:

     Email is created using the sender's favorite email software. Roswell is currently being designed as an add-on to existing email software. Secure Roswell email will be sent from any Java enabled email client including email products from Netscape, Microsoft, Lotus, and many others. Once an email has been authored, the user selects appropriate Roswell security and auditing options from a simple, easy to use GUI or relies on either the user-preset or embedded defaults.

     Roswell enabled mail server secures the email message. A Roswell enabled mail server encapsulates and encrypts the email message. The Roswell enabled email server can reside within a corporation or with an Internet service provider.

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

Subsequent versions are expected to include some or all of the following enhancements:

Auditing. Using Roswell, email users can track the exact date and time their messages were received and viewed. Authors can receive legal "proof of delivery."

Anonymity.  Roswell can hide the fact that email messages were ever sent.

Digital Watermark.   Email recipients can be notified if messages have been
compromised.

Standards Compliance. Roswell will be fully compliant with existing email and key-certificate standards.

Recipient Protection. Recipients can pre-screen their email by defining acceptable senders. Email from unacceptable senders is returned unopened.

      Roswell is expected to be a critical solution for a wide variety of industries, professions, and situations (and may well become the legally required standard of care). In fact, the Company believes Roswell-secured email should be used in any situation requiring discretion. Roswell is an ideal solution for:

      .   Legal communications
      .   Governmental agencies
      .   Contract negotiations
      .   Medical information
      .   Sensitive human resource information
      .   Communication of non-public corporate information
      .   Any information which should not be public
      .   Special Prosecutors

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

          The ultimate design goal is to meet the most stringent secure messaging requirements up to and including the standards of the US Department of Defense. Increasing levels of security will be implemented en route to achieving this final goal. In addition, implementations beyond email will be designed and marketed once the email solution is successfully launched. Markets to be targeted after the initial Roswell project is delivered include, but will not necessarily be limited to voice mail, pagers, databases, Usenet newsgroups, and web publishing tools.

          The Company currently is seeking to raise additional capital in order to complete and move from the design and architecture phase of development to completion, including the securing of all intellectual property protections available, and marketing of the first version of Roswell.

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

          Roswell is currently in the design and architecture phase of development. It is anticipated that the product will evolve from its initial implementation, which, as described above, will represent a level of functionality sufficient to cover most email users' privacy concerns. However, it is the Company's intended goal to implement other designs that eliminate intermediary services, further simplify the functionality and usability of the product and simultaneously increase the level of security in the product. The ultimate design goal is to meet the most stringent secure messaging requirements up to and including the standards of the US Department of Defense. Increasing levels of security will be implemented en route to achieving this final goal. In addition, implementations beyond email will be designed and marketed once the email solution is successfully launched. Markets to be targeted after the initial Roswell project is delivered include, but will not necessarily be limited to: voice mail, pagers, databases, Usenet newsreads, and web publishing tools.

          The Company will seek to raise additional capital in order to complete and move from the design and architecture phase of development to completion, including the securing of all intellectual property protections available, and marketing of the first version of Roswell. Although the Company believes this can be done and that Roswell will be launched in its initial version by the end of 1998, with a goal of late fall 1998, there can be no assurance that the Company will successfully complete the project, that as completed, the product will include all or substantially all of the elements described above, or that any of the other risks described in this Report will not adversely affect the outcome of the Roswell project

RESULTS OF OPERATIONS

Three Months Quarter Ended June 30, 1998 and 1997

          Revenues for the quarter ended June 30, 1998 were $6,250, compared to $0 for the comparable quarter in 1997. Cost of revenues totaled $444,602 in the quarter ended June 30, 1998, compared to $10,628 in the quarter ended June 30, 1997. The 1998 expenses included $197,638 in research and development expense compared to $1,183. The increased expenses in 1998 reflect the addition of personnel and costs associated with the merger of the Company with Arkona. The Company had $7,803 in interest income during the quarter ended June 30, 1998 compared to $22 in the same period of 1997. The net loss for the quarter was $431,685 (or $.02 per share) compared to a loss $10,606 (or $.02 per share) in 1996.

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

          The Company's primary marketing focus for the quarter was to continue to establish the Company's identity in the marketplace and to build a secure platform for future growth. During the three months ended June 30, 1998, the Company provided support services for OEC pursuant to a written agreement. The Company has entered into a license agreement with this same customer pursuant to which the Company has agreed to pay a royalty to OEC on revenues generated from the licensing or use of a software product developed by Arkona in 1997 under an agreement with OEC. The royalty will be an amount equal to 5 percent of net revenues until OEC has recovered the amount paid to Arkona to develop the product ($125,000), 2 percent of net revenues thereafter until OEC has recovered twice the amount of its payments to Arkona and 1 percent of revenues thereafter. No royalties have been paid by the Company to date under this arrangement.

          Research and development expenditures totaled $197,638 during the three months ended June 30, 1998. The Company expects that research and development expenditures will continue to increase during the next 12 months as development of existing and new products continues. It is expected that new personnel in the research and development area will increase these expenses by approximately 5% in the next quarter.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1998, the Company had cash and cash equivalents of $570,872, as compared to cash and cash equivalents of $568,612 as of March 31, 1998.

          On July 10, 1998 the Company revised the terms of the Private Placement of March 4, 1998 to reduce the Common Stock price from $2.00 to $1.50 and the A warrants from $3.00 to $2.00 and the B warrants from $4.00 to $3.00. This Placement is due to close on August 31, 1998.

          Capital spending of $1,952 was primarily for computer and related equipment used in the Company's operations.

          The Company also held marketable securities available for sale at June 30, 1998. The Company does not intend to engage in the business of investing in or buying and selling securities of other companies. These securities were received as consideration in the private placement of the Company's common stock in October 1997. They are comprised of 3,000 shares of common stock of Eurogas Corp. ("EUGS") and 104,057 shares of InterJetNet Corp. ("IJNT"). At June 30, 1998, the last sale prices of these securities as reported by the over-the-counter ("OTC") electronic bulletin board were $3.81 and $6.90 per share, respectively. Shares traded in the OTC market are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its holdings or to realize the values shown above. This may in turn have an adverse effect on the Company's operations. 104,057 shares of InterJetNet were sold by the Company in July 1998 for $5.00 per share in a private placement.

          Management believes that the cash available to the Company from the recently completed sales of stock and the forthcoming private placement and cash provided by operations will be sufficient to meet the business requirements of the Company for the next twelve months. If the Company expands its efforts to develop new products, it may be required to seek additional funding through the sale of its securities or through borrowing. Presently the Company does not have an established bank line of credit or similar facility.

Year 2000 Issues
----------------

          The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in the Company's internal operations, such as billing and accounting. The Company has not completed its investigation of the technology and data used in its operations and has yet to determine whether Year 2000 Issues will affect its business. The Company intends to evaluate its technology and data to determine what, if any, remedial action may be required to address theses issues. This includes remediating any Year 2000 Issues that are related to the Company's customers, suppliers and distributors, but there can be no assurance that such third parties will successfully remediate their own Year 2000 Issues over which the Company has no control.

          The Company believes it will substantially complete its evaluation and remediation prior to the commencement of the year 2000, and that upon substantial completion of such actions, and assuming that the Company's customers, suppliers and distributors successfully remediate their own Year 2000 Issues over which the Company has no control, the Company will have no material business risk from such issues. The Company has not yet determined the total cost of such an evaluation and any necessary remediation.

          The Company develops software and designs its products to be Year 2000 compliant. The Company may be required to certify to its customers that its
products are Year 2000 compliant.   If its products were shown to have been the
cause of a Year 2000 problem in a customer's system or business, the Company could incur liabilities for breaching the warranty, if any, that it may give its customers concerning the status of its products under applicable Year 2000 standards.

OUTLOOK

          This section contains forward-looking statements, all of which are based on current expectations. The purpose of this section is to inform shareholders of anticipated developments in the Company. The reader is cautioned that certain risks applicable to the Company's business and to the industry in which the Company operates, some of which are outside the Company's control, may cause actual results may to vary from those anticipated by the Company. Such risks and related factors may include, but are not limited to, potential financial and other effects of future acquisitions, one-time charges and related operational risks associated with such transactions, moves into new market segments and the cost of managing growth of the business, business and economic conditions and growth of the Company's target market segments and of the economy generally, changes in customer order patterns, including timing of project initiation and completion, competitive factors, timing of the release of new products, failure to remediate Year 2000 problems or the cost of such remediation and possible litigation involving intellectual property matters.

          The key for the Company in successive quarters will be to ensure financing is available to fund the development timetable established with our partners. Should the funding envisaged by the currently outstanding Private Placement not be available, the Company will have to reevaluate its plans, particularly with regard to Project Roswell. Currently it is anticipated that the first release of Universal Update will be available in the fall of 1998 with the complete Onsite solution being ready by the end of the calendar year. The recruitment of the team to fulfill the Roswell project is well under way and the anticipated timetable as indicated above will be met.

                         PART II.    OTHER INFORMATION


ITEM 3.      OTHER INFORMATION

          The Company's proxy statement to be sent to shareholders in connection with the Company's 1998 Annual Meeting of Shareholders will set forth information for shareholders who may wish to submit proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Shareholders, including dates by which time the proposals must be received by the Secretary of the Company at its principal offices in order for the information to be included in the proxy materials.

          In addition, in accordance with recent amendments to Rule 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals outside the procedures of Rule 14a-8 for consideration at the 1999 annual meeting of stockholders must be received by the Company on or before June 30, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any stockholder proposal with respect to which the Company does not receive timely notice.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits
                --------
                27       Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE THORSDEN GROUP, LTD.
                                       (Registrant)



Date: August 18, 1998                  /s/ John Blumenthal
                                       -------------------
                                       John Blumenthal, Chief Executive Officer



Date: August 18, 1998                  /s/ Stephen Russell
                                       --------------------
                                       Stephen Russell, Chief Financial Officer
                                       and Controller (Principal Financial and
                                       Accounting Officer)