Form 10QSB
period 1998-09-30
THORSDEN GROUP LTD
filed 1998-11-04
CIK 925662

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _____________


Commission File Number 0-24372
------------------------------


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

As of October 31, 1998, there were issued and outstanding 20,742,335 shares of the Company's Common Stock, par value $.001 per share.



Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                ------    ------

                                Table of Contents


                                                                        Page No.

Part I. Financial Information..................................................3


   1.   Financial Statements

        CondensedConsolidated   Balance   Sheet  as  of   September   30,  1998

        (unaudited) and March 31, 1998 (audited)...............................3


        Unaudited Condensed Consolidated  Statements of Income for the three and six months ended September 30, 1998 and 1997...........................4


        Unaudited Condensed Consolidated  Statements of Cash Flows for the three and six months ended September 30, 1998 and 1997.......................5


        Notes to Unaudited Condensed Consolidated Financial Statements.........6


   2.   Management's Discussion and Analysis or Plan of Operation..............7


Part II.  Other Information...................................................16

                                     Part 1


Item 1 - Financial Statements


                            The Thorsden Group, Ltd.
                          (A Development Stage Company)

                Condensed Consolidated Balance Sheets (Unaudited)


                                             September 30, 1998   March 31, 1998
                                             ------------------   --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $   955,419     $   568,612
  Marketable securities - available for sale              7,125         681,600
  Accounts receivable                                      --             8,313
  Prepaid expenses                                         --              --
                                                    -----------     -----------
     Total current assets                               962,544       1,258,525
                                                    -----------     -----------
  Equipment                                             245,313         199,099
  Less accumulated depreciation                          26,457           6,418
                                                    -----------     -----------
     Equipment, Net                                     218,856         192,681
Other Assets                                            142,589         128,980
                                                    -----------     -----------

TOTAL ASSETS                                        $ 1,323,989     $ 1,580,186
                                                    ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $   117,293     $    93,288
  Deferred income on maintenance contracts                 --            10,417
  Equipment lease obligations                            50,882          30,653
  Accrued liabilities                                    42,900          70,928
                                                    -----------     -----------
     Total current liabilities                          211,075         205,286
                                                    -----------     -----------
  Equipment lease obligations                            28,387          26,319

STOCKHOLDERS' EQUITY
  Common stock                                           20,493          20,133
  Additional paid-in capital                          2,665,315       2,192,174
  Accumulated unrealized loss on investments            (13,884)       (159,010)
  Accumulated (deficit)                              (1,587,397)       (704,716)
                                                    -----------     -----------
  Total stockholders' equity                          1,084,527       1,348,581
                                                    -----------     -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,323,989     $ 1,580,186
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements


                                  Page 3 or 18

                            THE THORSDEN GROUP, LTD.
                          (A Development Stage Company)

             Condensed Consolidated Statement of Income (Unaudited)


                                      Six Months Ended                  Three Months Ended                From Inception
                                      ----------------                  ------------------                --------------
                                                                                                           June 11, 1996
                                Sept 30, 1998     Sept 30, 1997      Sept 30, 1998   Sept 30, 1997      to Sept 30, 1998

Net Revenues                    $    11,167       $      --          $    4,917      $      --         $    155,438
                                ------------      ------------       ------------    ------------      ------------
Costs and expenses:

   Cost of sales                        999              --                 148             --               3,109

   Research and
   development                      445,034            19,643           247,396            22,313           730,394

   Marketing, general and           463,115            33,225           217,002            29,061         1,042,166
   administrative               ------------      ------------       ------------    ------------      ------------


Total costs and expenses            909,148            52,868           464,546            51,374         1,775,669
                                ------------      ------------       ------------    ------------      ------------

Operating (loss)                   (897,981)          (52,868)         (459,629)          (51,374)       (1,620,231)

Interest income                      18,069               169            10,266               147            38,913
Interest expense                     (2,869)                             (1,633)             --              (6,071)
Other expense                          --                (110)             --                (110)             (110)
Other income                            100              --                --                --                 100
                                ------------      ------------       ------------    ------------      ------------

Net (loss)                     $   (882,681)     $    (52,809)     $   (450,996)     $    (51,337)     $ (1,587,399)
                                ------------      ------------       ------------    ------------      ------------
Net (loss) per share           $       (.04)     $      (0.12)     $      (0.02)     $      (0.12)     $      (0.08)

Weighted average number of       20,492,335           424,600        20,492,335           424,600        20,492,335
shares outstanding              ------------      ------------       ------------    ------------      ------------


                 See Notes to Consolidated Financial Statements

                            THE THORSDEN GROUP, LTD.
                          (A Development Stage Company)

             Condensed Consolidated Statement of Income (Unaudited)


                                                                                                                   Cumulative from
                                                                                                                   ---------------
                                                           Six Months Ended               Three Months Ended          Inception
                                                           ----------------               ------------------          ---------
                                                                Sept 30                         Sept 30             June 11, 1996

                                                       1998              1997            1998              1997     to Sept 30, 1998
Cash Flows (used for) Operating Activities:
    Net (Loss)                                     $  (882,681)     $   (52,809)     $  (450,996)     $   (51,337)     $(1,587,399)
    Adjustments to reconcile net income to
    net cash used for operating activities:

    Depreciation                                        20,040              223           10,054              223           26,459
  Changes in Assets and Liabilities:
    Accounts Receivable                                  8,313          (30,000)           6,250           40,000             --
    Prepaid Expenses                                      --               --               --               --               --
    Accounts Payable                                    24,005           (3,005)          (1,099)           3,685          117,294
    Deferred Income                                    (10,417)         125,000           (4,167)            --               --
    Accrued Liabilities                                (28,028)         (35,803)          10,320             --             42,901
                                                   ---------------------------------------------------------------------------------
Net Cash (used for) Operating Activities              (868,768)           3,606         (429,638)          (7,429)      (1,400,745)
                                                   ---------------------------------------------------------------------------------

Cash Flows (provided by) Investing Activities:
    Additions to Equipment                             (46,215)            --            (44,265)            --           (245,316)
    Disposition of Marketable Securities               819,600             --            520,278             --            819,600
    Lease Deposits                                        --               --               --               --           (107,247)
    Patent costs                                       (13,609)          (9,374)         (12,332)          (9,374)         (35,342)
                                                   ---------------------------------------------------------------------------------
Net Cash Flow Provided By:                             759,776           (9,374)         463,681           (9,374)         431,695
                                                   ---------------------------------------------------------------------------------
Cash Flows Provided By Financing Activities:
  Proceeds from Private Placement of Shares            473,501             --            323,250             --          1,844,199
  Increase in Lease Obligations                         22,298             --             27,256             --             79,270
  Cash Contribution                                       --               --               --               --              1,000
                                                   ---------------------------------------------------------------------------------
Net Cash Provided By Financing Activities              495,799             --            350,506             --          1,924,469
                                                   ---------------------------------------------------------------------------------

Net Increase/(Decrease) in Cash and Cash               386,807           (5,768)         384,549          (16,803)         955,419
Equivalents

Beginning Cash Balance                                 568,612           11,614          570,870           22,649             --

                                                   ---------------------------------------------------------------------------------
Ending Cash Balance                                $   955,419      $     5,846      $   955,419      $     5,846      $   955,419
                                                   ---------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements

                            THE THORSDEN GROUP, LTD.

                   Notes to Consolidated Financial Statements


Preliminary Note

The Company has prepared the accompanying condensed consolidated financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate to present clear, unequivocal information. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. We suggest that these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

Note 1   Concentration

The Company is still in the development stage, and its revenues to date are from one customer. This customer has prepaid on a service contract, which has been recorded as deferred income on maintenance contract.

Note 2   Intangible Assets

The Company has applied for patent protection for its proprietary software and has expended $33,408 for these rights. The patents are still in the process of being granted, but recent communications with the Patent and TradeMark Office suggests a favorable outcome. The Company will begin to amortize these assets upon completion of patent registration or at the point when the products begin to generate revenue.

Note 3   New Subsidiary Company

The Board of Directors created a new subsidiary, Qui Vive, Inc., on June 5, 1998, for the development of a new product. This new entity has required the restructuring of current management as well as the recruitment of new personnel. The team members will likely receive equity ownership interests in Qui Vive, Inc. as part of their compensation for successfully developing the project.


Note 4   Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank and other unrestricted investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Item 2   MANAGEMENT'S DISCUSSION and Analysis or Plan of Operation

              Preliminary Note Regarding Forward-Looking Statements

The Company considers all forward-looking statements contained in this Quarterly Report to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Shareholders and prospective shareholders should understand that several factors govern whether any such forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected in this Report.

These forward-looking statements include plans and objectives of management for future operations, relating to the products and the economic performance of the Company. Assumptions applicable to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate.
Therefore, we cannot assure that the results contemplated in any of the forward-looking statements contained herein will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans, or other budgets, which may in turn affect the Company's results of operations. In light of the inherent uncertainties in forward-looking statements, the inclusion of any such statement does not guarantee that the objectives or plans of the Company will be achieved.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.


Overview

The Thorsden Group, Ltd. (the "Company") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. In October 1997, the Company acquired Arkona, Inc., a Utah corporation ("Arkona"), through a wholly-owned Subsidiary Corporation in a reverse triangular merger, accounted for as a purchase. Arkona's predecessor, Arkona LLC, a Utah limited liability company, was founded in September 1996 and had limited business operations prior to the acquisition. On June 5, 1998 the Company formed a new subsidiary company, Qui Vive Inc., in Delaware ("Qui Vive").

The core business of the Company is developing, marketing, and selling software products for use in portable and distributed network computing and secure email applications. Business is conducted through its subsidiaries, Arkona and Qui Vive.

Arkona

During the quarter ended September 30, 1998, and since that date, the Company's management has directed much of its efforts in maintaining the continued capability required to build world class software products. The first of these products, Universal Update(TM), will be in beta testing in the quarter ending December 31, 1998, and the first revenues from this product are expected in 1999.

Arkona's enabling technology allows Arkona and/or its partners to provide dynamic solutions to a variety of end-user markets. The Company's market strategy focuses on recruiting and motivating solution partners in key vertical markets. The first of these partnerships is in place, and solutions for the publishing industry are being developed.

During the quarter, the Company hired a seasoned Vice President of Sales to head the efforts to recruit partners and penetrate key accounts with Arkona technology.

Distributed Computing

For more than a decade, the computer industry has endeavored to extend the value of stored information from large enterprise systems to networked desktop computers. Networked computing allows corporations to empower workers by giving them direct control of information and applications. As a result, productivity has skyrocketed. In recent years, the Internet has made it possible for companies to extend the scope and value of their networks even further. Members of the Internet's "connected" community can obtain a wide variety of corporate data.

The Company believes a third iteration of this theme is quietly but forcefully gaining momentum. Information access is once again being extended further than ever before--this time to a wave of mobile, disconnected, and geographically distributed employees, partners, and customers. Organizations that take advantage of this third wave can finally apply corporate knowledge at its ultimate and most critical destination--the customer point of service.

Intelligent Synchronization

Arkona's unique software solutions are helping to bring about this "distributed" information wave by extending user access to a business's applications and most critical information--large knowledge databases. These databases are monolithic in size and complexity, making them inherently poor applications for mobile workers such as field sales and service representatives. However, field sales and service personnel and other disconnected employees and partners have an acute and growing need for immediate access to large corporate databases.

When field personnel visit customers for sales or service calls, it is critical that they arrive with all pertinent information, including detailed product, pricing, and contract data and any other information, which might affect the customer. Traditionally, however, this kind of structured information is ideally suited for large corporate databases and workhorse computers, but poorly suited for portable devices. To complicate matters, the information is rarely stored in a single repository. The result is a complex computing environment which is difficult to mobilize for field service professionals.

Efficiently extracting information from larger, disparate databases and seamlessly synchronizing it upon request from the field is a vital and necessary requirement. The Company believes this current inability costs corporations millions in lost knowledge, capital, sales, and customers. The need to resolve this dilemma was the genesis of the Company's software solutions.

Instead of aiming to displace large corporate databases, which function very well in the home office environment where there is ample computing power, the Company extends the value of these databases by cleanly extracting mission critical information for use at the point of service. The Company's software thus maximizes existing software investments by working equally well with any of the widely used database systems, including Oracle, Sybase, Informix, PeopleSoft, BAAN, SAP, Microsoft, and others.

How the Customer Benefits

The Company's products and services help customers to:

     Reduce the High Cost of Information and Application Updates: The Company's synchronization solutions eliminate data "snapshots" mailed to the field, costly downtime for application updates, and time-consuming support of remote installation procedures. Arkona allows customers to simply, inexpensively, and securely update and synchronize critical information and distributed applications.

     Optimize Synchronization of Data and Applications: Arkona's Universal Update technology optimizes the process of synchronizing distributed and mobile data sources. This technology reduces bandwidth requirements by distributing and reconciling only incremental differences between client and server data sources. Administrators may also define profiles for individual users, groups, or other servers. Information is then customized and distributed based on business logic stored in the user profile.

     Simplify the Delivery of Information:  End-users can update information and
     applications  with  the  click  of  a  button,  avoiding   data/application
     reconciliation problems.

     Profit From Flexible Synchronization Solutions: True object design and reusable code libraries allow the Company to quickly and efficiently create proven synchronization solutions to a customer's exact specifications. Arkona's custom solutions take advantage of multiple data sources, data types, OS platforms, and various mobile devices.

     Leverage and Revitalize Legacy Systems: Arkona's custom solutions easily integrate with existing corporate information and knowledge systems. The Company designs distributed applications that extend a company's information system investments instead of replacing them.

The Arkona Solutions

UNIVERSAL UPDATE(TM)

The Universal Update Client and Server represent Arkona's core technology. These modules work as embedded components within specific industry solutions. Customers and solution providers may choose to license the Universal Update technology for use in their own products, or they can work with Arkona to build more specific vertical solutions.

ARKONA OnSite(TM) FIELD SERVice

Arkona OnSite Field Service was the Company's first industry solution. It used an earlier iteration of our Universal Update enabling technology which was custom designed specifically for one customer's field service engineers to gain access to critical customer, product, and inventory information even when disconnected at the customer's site. Using this product, these field service workers gather data from a legacy database and store a replica of the database in a laptop at the customer's site. They can then access information with the OnSite product without being connected to a network. Later, when network connection is conveniently available, stored reports and other information can be transmitted. The system is useful where telephones or network ports are not readily available or where wireless networking technologies are not practical or allowed (such as hospitals). The OnSite product was developed in collaboration with OEC Medical Systems, Inc. ("OEC"), an unaffiliated customer of Arkona.

ARKONA OnSite(TM) PUBLISher

Arkona OnSite Publisher is currently being designed in collaboration with an Arkona solution provider. The Company believes that OnSite Publisher will allow large reference publishers to virtually eliminate production and distribution of CD ROM publications in favor of on-line distribution. Electronic titles will be synchronized automatically with publisher archives and placed directly into a subscriber's own electronic library solution.


Qui Vive

The digital revolution has evolved around a simple notion: that information should be permanent. Unlike other media formats, digital information (email) can be stored forever, recovered at will, copied with ease, and shared anywhere. Unfortunately, these attributes can also give digital information a more sinister side. Email can just as easily be saved, copied, recovered, and redistributed by anyone at any time with or without consent and frequently without knowledge. Once an electronic email message has been sent, an author loses all control of his or her words. According to industry analyst Esther Dyson, the challenge is not to keep everything secret, but to limit misuse of such information.?

Qui Vive is developing a solution to these problems, the purpose of which is to facilitate communication and give content control back to the author. The project is presently in the design and architecture phase of developing an enhanced email product. When the first version of the product is launched, we expect it to give email users the chance to direct:

   how  their  words  will be  released,

   who can see  them,

   how they can be redistributed, and

   if they can be printed, copied, or saved.

We cannot assure that the safeguards of enhanced email will not be abused or circumvented by someone with the requisite degree of computer sophistication and a malicious motive. However, subsequent versions of the product will continue to raise the bar against potential abuse and compromise of security that is so easily breached, often accidentally, with current systems.

The Company believes that the level of security embedded in the first implementation will be sufficient to address the needs of approximately 80% of the market. Enhancements to increase security and further simplify the product`s usability will be added over time.

Key Features

The first version of the product is expected to include the following key features:

       Content Restrictions. Authors can decide whether their email messages can be printed, copied, or saved by the recipient

       Forwarding Restrictions. Authors can prohibit recipients from forwarding their email in whole or in part.

       Lifespan Limits. Authors can configure messages to self-destruct after a predefined period or be accessed only at certain times.

       Dynamic Self-Destruction. Authors can set messages to destroy themselves as they are read.

       Persistence Limits. Authors can define the number of times any message can be viewed.

       Message Withdrawal. Authors can retract their messages even after they have been sent over the Internet.

PHASE 1 FUNCTIONALITY

The key features listed above will include the following functionality:

   Email is created using the sender's existing email software. Currently being designed as an add-on to existing email software, the enhanced email will be sent from any Java-enabled email client, including email products from Netscape, Microsoft, Lotus, and others. Once an email message has been authored, the user selects appropriate security and auditing options from a simple, easy-to-use GUI or relies on either the user-preset or embedded defaults.

   The email message is secured. The product's mail server encapsulates and encrypts the email message. The mail server can reside within a corporation or with an Internet service provider.

   Email recipient is notified. The server notifies the email recipient that a secured email message has been received. Each notification includes a hypertext link that quickly takes the recipient to the secured message.

   Access is granted using a personal password. Before the recipient can open a secured email message, the recipient must first be authenticated. This authentication process will employ industry standard authentication mechanisms.

   Content is controlled through sender-defined options. Even after access has been granted, secured email continues to be restricted by the sender-defined options. Recipients cannot forward, save, or manipulate the original email message in any way forbidden by the sender.

FUTURE FUNCTIONALITY

Subsequent   versions  of  the   software   will   include   significant
enhancements which will be announced as the products are released.

How the Customer Benefits

The Company expects this product to be a critical solution, which it believes may well become the legally required standard of care for a wide variety of industries, professions, and situations. In fact, the Company believes secured email should be used in any situation requiring discretion. It is an ideal solution for:

   Legal  communications

   Governmental  agencies

   Contract negotiations

   Medical information

   Sensitive human resource information

   Communication of non-public corporate information

   Any information which should not be public

Additional Funding

The Company anticipates the product will evolve from its initial implementation, which, as described above, will represent a level of functionality sufficient to cover most email users' privacy concerns. However, the Company intends to implement other designs that eliminate intermediary services, further simplify the functionality and usability of the product, and simultaneously increase the level of security in the product.

The ultimate design goal is to meet the most stringent secure messaging requirements up to and including the standards of the US Department of Defense. Increasingly rigorous levels of security will be implemented en route to achieving this final goal. Once the email solution is successfully launched, implementations beyond email will be designed and marketed. Markets to be targeted after the initial releases will include, but not necessarily be limited to: voice mail, pagers, databases, Usenet newsgroups, and web publishing tools.

The Company is currently seeking additional capital to complete and move from the design and architecture phase of development, including securing all intellectual property protections available, to completion and marketing the first product version.

The Company believes that the initial version of the product will be released by the end of calendar year 1998. However, there can be no assurance that the Company will successfully complete the project, that as completed, the product will include all or substantially all of the elements described above, or that any of the other risks described herein will not adversely affect the outcome of the project.



                                 Page 12 or 18

Results of Operations


Three Months Ended September 30, 1998 and 1997

Revenues for the quarter ended September 30, 1998 were $4,917 (1997: $0). Cost of revenues totaled $464,546 in the quarter ended September 30, 1998 (1997:
$51,374). The 1998 expenses included $247,396 in research and development expense (1997: $22,313). The increased expenses in 1998 reflect the addition of personnel and costs associated with the merger of the Company with Arkona. The Company expects that research and development expenditures will continue to increase during the next twelve months as development of existing and new products continues. We expect that adding new personnel in this area will increase these expenses by approximately 10% in the next quarter.

The Company had $10,266 in interest income during the quarter ended September 30, 1998 (1997: $147). The increase in interest income is due to increased cash balances maintained in banks following private placements of the Company's common stock. The net loss for the quarter was $450,996 (or $.02 per share) compared to a loss $51,337 (or $.12 per share) in 1997.

Revenues for the quarter were provided by an ongoing service contract with a single customer (OEC Medical Systems, Inc. - "OEC"), and cost of sales reflects the costs associated with delivery of these services. Arkona is currently bidding for a number of projects utilizing its core technologies and expects to report successes in subsequent quarters. Expenses for the quarter reflect the cost of people, engineering research, and marketing and selling efforts, which will form the foundation of future increased revenue and profitability growth.

The primary marketing focus for the quarter continued to establish Arkona's identity in the marketplace and to build a secure platform for future growth, including recruiting the key partners required to build end-user solutions.

During the three months ended September 30, 1998, the Company provided support services for OEC according to the service agreement with that company. The Company has entered into a license agreement with this same customer to whom the Company has agreed to pay a royalty on revenues generated from the licensing or use of a software product developed by Arkona in 1997. The royalty is equal to five percent of net revenues until OEC has recovered $125,000, the amount paid to Arkona to develop the product. Thereafter, the royalty is two percent of net revenues thereafter until OEC has been paid $250,000 and one percent of revenues thereafter. No royalties have been paid by the Company to date under this arrangement.


Six Months Ended September 30, 1998 and 1997

Revenues during the six months ended September 30, 1998 were $11,167 (1997: $0). Cost of revenues totaled $909,148 during the six months ended September 30, 1998 (1997: $52,868). The 1998 expenses included $445,034 in research and development expense (1997: $19,643). The increased expenses in 1998 reflect the addition of personnel and costs associated with the merger of the Company with Arkona. The Company expects that research and development expenditures will continue to increase during the next 12 months as development of existing and new products continues.

The Company had $18,069 in interest income during the six months ended September 30, 1998 (1997: $169). The net loss for the period was $882,681 (or $.04 per share) compared to a loss $52,809 (or $.12 per share) in 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash and cash equivalents of $955,419, as compared to cash and cash equivalents of $568,612 as of March 31, 1998. Cash was provided during the period through the private placement of its stock.

Capital spending of $44,265 in the quarter was primarily for computer and related equipment used in the Company's operations.

The Company held marketable securities available for sale at September 30, 1998. Although the Company does not intend to engage in the business of investing in or buying and selling securities of other companies, these securities were received as consideration in the private placement of the Company's common stock in October 1997. They are comprised of 3,000 shares of common stock of Eurogas Corp. ("EUGS"). During the six months ended September 30, 1998, the Company sold its remaining shares of InterJetNet Corp. for $5.00 per share in a private placement.

At September 30, 1998, the sale price of Eurogas Corp. common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $2.38 per share. Shares traded in the OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its holdings or to realize the values shown above.

Management believes that the cash available to the Company from the recently completed sales of marketable securities, proceeds from the continued sale of its own securities in a private placement, and cash provided by operations will be sufficient to meet the business requirements of the Company for the next twelve months. If the Company expands its efforts to develop new products, or the projected revenues do not materialize in the timeframe anticipated, seeking additional funding through the sale of its securities or through borrowing may be required. Presently the Company does not have an established bank line of credit or similar facility.


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

The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in the Company's internal operations, such as billing and accounting. The Company is currently investigating the technology and data used in its operations and has yet to determine whether Year 2000 Issues will affect its business. The Company intends to evaluate its technology and data to determine what, if any, remedial action may be required to address these issues. This includes remediating any Year 2000 Issues that are related to the Company's customers, suppliers and distributors. There is, however, no assurance that such third parties will successfully remediate their own Year 2000 Issues over which the Company has no control.

The Company believes it will substantially complete its evaluation and remediation prior to the beginning of the year 2000, and that upon substantial completion of such actions, and assuming that the Company's customers, suppliers and distributors successfully remediate their own Year 2000 Issues over which the Company has no control, the Company will have no material business risk from such issues. The Company has not yet determined the total cost of such an evaluation and any necessary remediation.

The Company develops its software and designs its products to be Year 2000 compliant. Customers may require the Company to certify that its products are Year 2000 compliant. If its products were shown to have been the cause of a Year 2000 problem in a customer's system or business, the Company could incur liabilities for breaching the warranty, if any, that it may give its customers concerning the status of its products under applicable Year 2000 standards.


Outlook

This section contains forward-looking statements, all of which are based on current expectations. The purpose of this section is to inform shareholders of anticipated developments in the Company. We also caution readers that the Company's business and the industry in which the Company operates contain certain risks, some of which are outside the Company's control and may cause actual results to vary from those anticipated. Such risks and related factors may include, but are not limited to the following:

   potential financial and other effects of future acquisitions one-time charges and operational risks associated with such transactions progress into new market segments and the cost of managing growth of the business business and economic condition and growth of the Company's target market segments and of the economy in general changes in customer order patterns, including timing of project initiation and completion competitive factors

   timing of the release of new products

   failure to remediate or the cost of remediating Year 2000 problems possible litigation involving intellectual property matters

The Company's plans are dependent on having sufficient funding. Should the Company not successfully complete the current private offering of its stock, or if completion of the offering is delayed beyond the end of the next quarter, the Company will have to re-evaluate its plans.

The formal launch of Arkona's Universal Update(TM) product will take place in November 1998 during a large publishing trade show in Boston. This product will be showcased to a wide variety of end users and potential partners during this show, and V1.0 of the software is expected to be available by the end of calendar 1998.

                           Part II. Other Information


ITEM 2.  CHANGES IN SECURITIES

    Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

Recent Sales of Unregistered Securities. During the period covered by this report, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company issued 215,500 shares of common stock and warrants to purchase 215,500 shares of common stock. Gross proceeds to the Company of $323,250 were generated by the sale of these securities. The Company issued such shares without registration under the Act in reliance on exemptions from registration under the Section 4(2) and/or 3(b), as well as Regulation D promulgated under the Act. The shares of common stock were (and the shares issueable upon exercise of the warrants will be) issued as restricted securities and the certificates representing such shares are or will be stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. In each case, the purchasers of the securities were accredited investors, as that term is defined by Rule 501 under the Act, or represented to the Company that they were sophisticated investors who were experienced in making investments of this type, either alone or with a purchaser representative, and that they or their purchaser representatives were otherwise suitable (under state and federal regulations) and possessed adequate means of providing for their current needs and personal contingencies and who had no need for liquidity in an investment in securities such as the Company's common stock, which are subject to certain risks, including the possible loss of a person's investment in whole or in part.

The Company's common stock is quoted on the over-the-counter ("OTC") electronic bulletin board under the symbol TRDG. To date there has been only limited trading activity in the Company's stock.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At it Annual Meeting of Shareholders on Wednesday, October 28, 1998, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the company:

        1.   Election of six directors; and

        2.   Approval  of  the  Board  of  Directors,  selection  of  Mantyla  &
             McReynolds   as  the   Company's   independent   certified   public
             accountants.

A total of 14,432,221 shares (approximately 69%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.  For the directors:



        Name              Number Shares For        Number Shares Against         Number Shares
                                                                              Abstaining/Withheld
   John Blumenthal           14,432,221                      0                         0
   Stephen Russell           14,432,221                      0                         0
   Tim Kapp                  14,432,221                      0                         0
   John Zollinger            14,432,221                      0                         0
   Joseph Ward               14,432,221                      0                         0
   Jerral Pulley             14,432,221                      0                         0


2. For the ratification of Mantyla & McReynolds as the independent certified accountants of the Company, a total of 14,432,221 shares were voted for the ratification and no shares abstained or voted against this proposal.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


              27  Financial Data Schedule (previously filed)

                                   Signatures

Pursuant ,to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE THORSDEN GROUP, LTD.

                                  (Registrant)







Date: November 3, 1998            /s/ John Blumenthal
                                  --------------------------------
                                  John Blumenthal, Chief Executive

                                  Officer







Date: November 3, 1998            /s/ Steve Russell
                                  ----------------------------------------------
                                  Stephen Russell, Chief Financial Officer and
                                  Controller (Principal Financial and Accounting
                                  Officer)