Form 10QSB
period 1998-12-31
THORSDEN GROUP LTD
filed 1999-02-16
CIK 925662

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998

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

As of February 10, 1999, there were issued and outstanding 21,141,670 shares of the Company's Common Stock, par value $.001 per share.



Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                 ---       ---

                                Table of Contents



                                                                        Page No.

Part I. Financial Information.................................................3


1.   Financial Statements

         Condensed   Consolidated   Balance   Sheet  as  of  December  31,  1998
         (unaudited) and

                  March 31, 1998 (audited)....................................3



         Unaudited Condensed Consolidated Statements of Income for the three and nine months ended

                  December 31, 1998 and 1997..................................4



         Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended

                   December 31, 1998 and 1997.................................5



         Notes to Unaudited Condensed Consolidated Financial Statements.......6


2.       Management's Discussion and Analysis or Plan of Operation............7


Part II. Other Information...................................................15

                                     PART I

ITEM 1--FINANCIAL STATEMENTS



                            THE THORSDEN GROUP, LTD.

                          (A Development Stage Company)

                Consolidated Condensed Balance Sheets (Unaudited)

                                                                                  December 31               March 31
                                                                                      1998                    1998
                                                                             -----------------------    ------------------

ASSETS
    Current Assets
        Cash and Cash Equivalents                                                         $ 620,170             $ 568,612
        Marketable Securities                                                                 4,680               681,600
        Accounts Receivable                                                                  12,000                 8,313
        Prepaid Expenses                                                                      6,800                     -
                                                                             -----------------------    ------------------
    Total Current Assets                                                                    643,650             1,258,525
                                                                             -----------------------    ------------------
    Property and  Equipment                                                                 269,494               199,099
        Less: Accumulated Depreciation                                                       38,682                 6,418
                                                                             -----------------------    ------------------
    Property and  Equipment, Net                                                            230,812               192,681
                                                                             -----------------------    ------------------
    Other Assets
        Deposits                                                                            147,322               107,246
        Intangible Assets                                                                    54,918                21,734
                                                                             -----------------------    ------------------
    Total Other Assets                                                                      202,240               128,980
                                                                             -----------------------    ------------------
TOTAL ASSETS                                                                            $ 1,076,702           $ 1,580,186
                                                                             =======================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                                                                  $ 127,542              $ 93,288
        Deferred Income on Maintenance Contracts                                                  -                10,417
        Equipment Lease Obligations                                                          46,672                30,653
        Accrued Liabilities                                                                  35,981                70,928
                                                                             -----------------------    ------------------
    Total Current Liabilities                                                               210,195               205,286
                                                                             -----------------------    ------------------
       Equipment Lease Obligations                                                           24,324                26,319
       Other Current Liabilities                                                                  -                     -
                                                                             -----------------------    ------------------
Total Liabilities                                                                           234,519               231,605
                                                                             -----------------------    ------------------

Stockholders' Equity
    Common Stock                                                                             20,742                20,133
    Additional paid in Capital                                                            3,040,065             2,192,174
    Accumulated (Deficit)                                                                (2,202,294)             (704,716)
    Accumulated unrealized loss on investments                                              (16,330)             (159,010)
                                                                             -----------------------    ------------------
Total Stockholders' Equity                                                                  842,183             1,348,581
                                                                             -----------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 1,076,702           $ 1,580,186
                                                                             -----------------------    ------------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE THORSDEN GROUP, LTD.

                          (A Development Stage Company

             Consolidated Condensed Statement of Income (Unaudited)

                                                   Nine Months Ended             Three Months Ended         From Inception
                                                      December 31                   December 31              June 11, 1992
                                                ------------------------     ------------------------       to Dec 31, 1998
                                                   1998           1997           1998          1997         ---------------
                                                ----------    ----------     ----------    ----------

Net Revenues                                      $ 23,167     $ 135,958       $ 12,000      $ 10,959         $ 167,438
                                                ----------    ----------     ----------    ----------        ----------
Costs and Expenses:

  Cost of Sales                                     15,846           852         14,848           852            17,957
  Research and Development                         762,509        73,164        317,475        55,062         1,047,869
  Marketing, Admin & Sales                         770,744       244,658        307,629       193,904         1,349,795
                                                ----------    ----------     ----------    ----------        ----------
Operating Costs and Expenses                     1,549,099       318,674        639,952       249,818         2,415,621
                                                ----------    ----------     ----------    ----------        ----------
Operating (Loss)                                (1,525,932)     (182,716)      (627,952)     (238,859)       (2,248,183)

  Interest Income                                   32,830        11,513         14,762        11,344            53,675
  Interest Expense                                  (4,468)                      (1,597)                         (7,668)
  Other Expense                                       (178)                        (178)                           (288)
  Other Income                                         170                           70                             170
                                                ----------    ----------     ----------    ----------        ----------
Net (Loss)                                     $(1,497,578)    $(171,203)     $(614,895)    $(227,515)     $ (2,202,294)
                                                ----------    ----------     ----------    ----------        ----------
Net (Loss) per share                               $ (0.07)      $ (0.01)       $ (0.03)      $ (0.01)          $ (0.11)
                                                ----------    ----------     ----------    ----------        ----------
Weighted average number
Of Shares Outstanding                           20,742,336    20,000,000     20,742,336    20,000,000        20,742,336
                                                ----------    ----------     ----------    ----------        ----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE THORSDEN GROUP, LTD.

                         (A Development Stage Company)

           Consolidated Condensed Statement of Cash Flows (Unaudited)

                                                                                                                 Cumulative From
                                                                                     9 Months Ended                 Inception
                                                                                -----------------------------
                                                                                      December 31                 June 11, 1992
                                                                                   1998               1997       to Dec 31, 1998
                                                                                -----------         ---------   ------------------
Cash Flows (Used By) Operating Activities:
    Net (Loss)                                                                $ (1,497,578)       $ (171,203)        $ (2,202,294)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation                                                                32,264               705               38,684
    Changes in Assets and Liabilities:
        Increase Accounts Receivable                                                (3,687)          (45,125)             (12,000)
        Prepaid Expenses                                                            (6,800)           (3,650)              (6,800)
        Accounts Payable                                                            34,254            59,512              127,543
        Deferred Income                                                            (10,417)           16,667                    0
        Accrued Liabilities                                                        (34,947)           (6,661)              35,982
                                                                                -----------         ---------          -----------
Net Cash (Used By) Operating Activities                                         (1,486,911)         (149,755)          (2,018,885)
                                                                                -----------         ---------          -----------
Cash Flows Provided by/(Used for) Investing Activities:
    Additions to Equipment                                                         (70,395)         (113,267)            (269,497)
    Disposition of Marketable Securities                                           819,600                 -              819,600
    Lease Deposits                                                                 (40,076)                -             (145,388)
    Patent/Trademark Costs                                                         (33,184)                -              (56,853)
                                                                                -----------         ---------          -----------
Net Cash Provided by/(Used for) Investing Activities                               675,945          (113,267)             347,862
                                                                                -----------         ---------          -----------
Cash Flows Provided By Financing Activities:
    Proceeds from Private Placement of Shares                                      848,500         1,105,451            2,219,199
    Increase in Lease Obligations                                                   14,024            55,418               70,994
    Cash Contribution                                                                    -                 -                1,000
                                                                                -----------         ---------          -----------
Net Cash Provided By Financing Activities                                          862,524         1,160,869            2,291,193
                                                                                -----------         ---------          -----------
                                                                                -----------         ---------          -----------
Net Increase/(Decrease) in Cash and Cash Equivalents                                51,558           897,847              620,170
                                                                                -----------         ---------          -----------
Beginning Cash Balance                                                             568,612            11,614                    -
                                                                                -----------         ---------          -----------
Ending Cash Balance                                                              $ 620,170         $ 909,461            $ 620,170
                                                                                -----------         ---------          -----------


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

Note 1   Concentration

The Company is still in the development stage, and its revenues to date are from two customers.

Note 2   Intangible Assets

The Company has applied for patent and trademark protection for its proprietary software and brand names and has expended $45,461 for patent rights and $9,457 for trademark rights. These expenses are primarily for professional services in connections with the applications. The application for registration of these patents and trademarks are still in the process of being granted, but recent communications with the Patent and TradeMark Office suggests a favorable outcome, although no assurance can be given as to any such outcome. The Company will begin to amortize these assets upon completion of patent registration or at the point when the products begin to generate revenue.

Note 3   Subsidiary Company

The Board of Directors created a subsidiary, Qui Vive, Inc., on June 5, 1998, for the development of a new product. This new entity has required the restructuring of current management as well as the recruitment of new personnel. The team members will likely receive equity ownership interests in Qui Vive, Inc. as part of their compensation for successfully developing the project.

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


Overview


The Thorsden Group, Ltd. (the "Company") is a Delaware corporation organized in 1992, originally for the purpose of seeking and acquiring business opportunities. In October 1997, the Company acquired Arkona, Inc., a Utah corporation ("Arkona"), through a wholly owned subsidiary corporation in a reverse triangular merger, accounted for as a purchase. Arkona's predecessor, Arkona LLC, a Utah limited liability company, was founded in September 1996 and had limited business operations prior to the acquisition. On June 5, 1998 the Company formed a new subsidiary company, Qui Vive Inc., in Delaware ("Qui Vive").

The core business of the Company is developing, marketing, and selling software products for use in portable and distributed network computing and secure e-mail applications. Business is conducted through its subsidiaries, Arkona and Qui Vive.


Arkona

During the quarter ended December 31, 1998, and since that date, the Company's management has directed much of its efforts and resources in maintaining the continued capability required to build world class software products. The first of these products, Universal Update(TM), was beta tested in the quarter ending December 31, 1998, and the first revenues from this product are expected in calendar year 1999.

Arkona's enabling technology allows Arkona and its partners to provide dynamic solutions to a variety of end-user markets. The Company's market strategy focuses on recruiting and motivating solution partners in key vertical markets. The first of these partnerships are in place, and solutions for key industries are being developed.

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

When field personnel visit customers for sales or service calls, it is critical that they arrive with all pertinent information, including detailed product, pricing, and contract data and any other information, which might affect the customer. Traditionally, however, this kind of structured information is ideally suited for large corporate databases and workhorse computers, but poorly suited for portable devices. To complicate matters, the information is rarely stored in a single repository. The result is a complex computing environment, which is difficult to mobilize for field service professionals.

Efficiently extracting information from larger, disparate databases and seamlessly synchronizing it upon request from the field is a vital and necessary requirement for many businesses and professions. The Company believes this current inability costs corporations millions in lost knowledge, capital, sales, and customers. The need to resolve this dilemma was the genesis of the Company's software solutions.

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

     Simplify the Delivery of Information:  End users can update information and
     applications   with  the  click  of  a   button,   avoiding   problems   in
     data/application reconciliation.

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

ARKONA OnSite(TM) FIELD SERVice

Arkona OnSite Field Service was the Company's first industry solution. It used an earlier iteration of our Universal Update enabling technology which was custom designed specifically for one customer's field service engineers to gain access to critical customer, product, and inventory information even when disconnected at the customer's site. Using this product, these field service workers gather data from a legacy database and store a replica of the database in a laptop at the customer's site. They can then access information with the OnSite product without being connected to a network. Later, when network connection is conveniently available, stored reports and other information can be transmitted. The system is useful where telephones or network ports are not readily available or where wireless networking technologies are not practical or permitted (such as hospitals). The OnSite product was developed in collaboration with OEC Medical Systems, Inc. ("OEC"), an unaffiliated customer of Arkona.

ARKONA OnSite(TM) PUBLISher

Arkona OnSite Publisher is currently being designed in collaboration with an Arkona solution provider. The Company believes that OnSite Publisher will allow large reference publishers to eliminate production and distribution of CD ROM publications in favor of on-line distribution. Electronic titles will be synchronized automatically with publisher archives and placed directly into a subscriber's own electronic library solution.


Qui Vive

The digital revolution has evolved around a simple notion: that information should be permanent. Unlike other media formats, digital information (e-mail) can be stored forever, recovered at will, copied with ease, and shared anywhere. Unfortunately, these attributes can also give digital information a more sinister side. E-mail can just as easily be saved, copied, recovered, and redistributed by anyone at any time with or without consent and frequently without knowledge. Once an electronic e-mail message has been sent, an author loses all control of his or her words. According to industry analyst Esther Dyson, the challenge is not to keep everything secret, but to limit misuse of such information.?

Qui Vive is developing a solution to these problems, the purpose of which is to facilitate communication and give content control back to the author. The project is presently in the design and architecture phase of developing an enhanced e-mail product. When the first version of the product is launched, we expect it to give e-mail users the chance to direct:

o how their words will be released,

o who can see them,

o how they can be redistributed, and

o if they can be printed, copied, or saved.

We cannot assure that the safeguards of enhanced e-mail will not be abused or circumvented by someone with the requisite degree of computer sophistication and a malicious motive. However, subsequent versions of the product will continue to raise the bar against potential abuse and compromise of security that is so easily breached, often accidentally, with current systems.

The Company believes that the level of security embedded in the first implementation will be sufficient to address the needs of approximately 80% of the market. Enhancements to increase security and further simplify the product`s usability will be added over time.

Key Features

The first version of the product is expected to include the following key features:

       Content Restrictions. Authors can decide whether their e-mail messages can be printed, copied, or saved by the recipient

       Forwarding Restrictions. Authors can prohibit recipients from forwarding their e-mail in whole or in part.

       Lifespan Limits. Authors can configure messages to self-destruct after a predefined period or be accessed only at certain times.

       Dynamic Self-Destruction. Authors can set messages to destroy themselves as they are read.

       Persistence Limits. Authors can define the number of times any message can be viewed

        PHASE 1 FUNCTIONALITY

        The key features listed above will include the following functionality:

              E-mail is created  using the sender's  existing  e-mail  software.
             Currently being designed as an add-on to existing e-mail software, the enhanced e-mail will be sent from any Java-enabled e-mail client, including e-mail products from Netscape, Microsoft, Lotus, and others. Once an e-mail message has been authored, the user selects appropriate security and auditing options from a simple, easy-to-use GUI or relies on either the user-preset or embedded defaults.

             The  e-mail   message  is  secured.   The  product's   mail  server
             encapsulates and encrypts the e-mail message. The mail server can reside within a corporation or with an Internet service provider.

             E-mail recipient is notified. The server notifies the e-mail recipient that a secured e-mail message has been received. Each notification includes a hypertext link that quickly takes the recipient to the secured message.

             Access is granted using a personal password. Before the recipient can open a secured e-mail message, the recipient must first be authenticated. This authentication process will employ industry standard authentication mechanisms.

             Content is controlled through sender-defined options. Even after access has been granted, secured e-mail continues to be restricted by the sender-defined options. Recipients cannot forward, save, or manipulate the original e-mail message in any way forbidden by the sender.

        FUTURE FUNCTIONALITY

        Subsequent   versions  of  the   software   will   include   significant
        enhancements that will be announced as the products are released.

        How the Customer Benefits

        The Company expects this product to be a critical solution, which it believes may well become the legally required standard of care for a wide variety of industries, professions, and situations. In fact, the Company believes secured e-mail should be used in any situation requiring discretion. It is intended as an ideal solution for:

        o Legal communications

        o Governmental agencies

        o Contract negotiations

        o Medical information

        o Sensitive human resource information

        o Communication of non-public corporate information

        o Any information which should not be public


        Status of Development

        The Company anticipates the product will evolve from its initial implementation, which, as described above, will represent a level of functionality sufficient to cover most e-mail users' privacy concerns. However, the Company intends to implement other designs that eliminate intermediary services, further simplify the functionality and usability of the product, and simultaneously increase the level of security in the product.

        The ultimate design goal is to meet the most stringent secure messaging requirements up to and including the standards of the US Department of Defense. Increasingly rigorous levels of security will be implemented en route to achieving this final goal. Once the e-mail solution is successfully launched, implementations beyond e-mail will be designed and marketed. Markets to be targeted after the initial releases will include, but not necessarily be limited to: voice mail, pagers, databases, Usenet newsgroups, and web publishing tools.

        The Company is currently seeking additional capital to complete and move from the design and architecture phase of development, including securing all intellectual property protections available, to completion and marketing the first product version.

        The Company has engaged engineers, marketers and an administration staff to support the development of the product for delivery to the marketplace. However, there can be no assurance that the Company will successfully complete the project, and that the product will include all or substantially all of the elements described above, or that any of the other risks described herein will not adversely affect the outcome of the project.

        Results of Operations


        Three Months Ended December 31,
        1998 and 1997

        Revenues for the quarter  ended  December  31, 1998 were $12,000  (1997:
        $10,959). Cost of revenues totaled $639,952 in the quarter ended December 31, 1998 (1997: $249,818). The 1998 expenses included $317,475 in research and development expense (1997: $55,062). The increased expenses in 1998 reflect the addition of personnel primarily to work on the enhanced e-mail product. The Company expects that research and development expenditures will continue to increase during the next twelve months as development of existing and new products continues. We expect that adding new personnel in this area will increase these expenses by approximately 10% in the next quarter.

        The Company had $14,762 in interest income during the quarter ended December 31, 1998 (1997: $11,344). The increase in interest income is due to increased cash balances maintained in banks following the sale of the Company's common stock in a private placement. The net loss for the quarter was $614,895 (or $.03 per share) compared to a loss $227,515 (or $.01 per share) in 1997.

        Revenues for the quarter were provided by a stage payment on a contract with Cadmus Journal Services, Inc., and cost of sales reflects the costs associated with delivery of these services. Arkona is currently bidding for a number of projects utilizing its core technologies, but there is no assurance it will be the succeeding bidder on any of such projects. Expenses for the quarter reflect the cost of people, engineering research, and marketing and selling efforts, which will form the foundation of future increased revenue and profitability growth.

        The primary marketing focus for the quarter continued to be establishing the Company's identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

        The Company has entered into a license agreement with OEC Medical Systems, Inc. (OEC) to whom the Company has agreed to pay a royalty on revenues generated from the licensing or use of a software product developed by Arkona in 1997. The royalty is equal to five percent of net revenues until OEC has recovered $125,000, the amount paid to Arkona to develop the product. Thereafter, the royalty is two percent of net revenues thereafter until OEC has been paid $250,000 and one percent of revenues thereafter. No royalties have been paid by the Company to date under this arrangement.


        Nine Months Ended December 31,
        1998 and 1997

        Revenues during the nine months ended December 31, 1998 were $23,167 (1997: $135,958). Cost of revenues totaled $1,549,099 during the nine months ended December 31, 1998 (1997: $318,674). The decline in revenues is due primarily to time taken to develop the Universal Update product, which is a generic variant of the product built to specification for OEC in 1997. The 1998 expenses included $762,509 in research and development expense (1997: $73,164). The increased expenses in 1998 reflect the addition of personnel as well as costs (including professional fees) associated with the merger of the Company with Arkona. The Company expects that research and development expenditures will continue to increase during the next 12 months as development of existing and new products continues.

        The Company had $32,830 in interest income during the nine months ended December 31, 1998 (1997: $11,513). The net loss for the period was $1,497,578 (or $.07 per share) compared to a loss of $171,203 (or $.11 per share) in 1997.

        Liquidity and Capital Resources

        At December 31, 1998, the Company had cash and cash equivalents of $620,170, as compared to cash and cash equivalents of $568,612 as of March 31, 1998. Cash was provided during the period through the sale of stock in a private placement.

        Capital spending of $70,395 in the 9 months was primarily for computer and related equipment used in the Company's operations, including product development and research.

        The Company held marketable securities available for sale at December 31, 1998. Although the Company does not intend to engage in the business of investing in or buying and selling securities of other companies, these securities were received as partial consideration in connection with the sale of the Company's common stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas Corp. ("EUGS").

        At December 31, 1998, the sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $1.56 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize the values similar to those shown above. During the six months ended September 30, 1998, the Company sold its remaining shares of InterJetNet Corp. for $5.00 per share.

        Management believes that the cash available to the Company from recently completed and planned sales of marketable securities, proceeds from the sale of its own securities, and cash provided by operations will be sufficient to meet the business requirements of the Company for the next twelve months. If the Company expands its efforts to develop new products, or the projected revenues do not materialize in the timeframe anticipated, seeking additional funding through the sale of its securities or through borrowing may be required. Presently the Company does not have an established bank line of credit or similar facility. The sale of equity securities will result in immediate and possibly substantial dilution of existing shareholders.


        Year 2000 Issues

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result there is a risk that certain Company's computer programs or equipment that have date-sensitive software or embedded technology may recognize a date using "00" as the year 1900, rather than the year 2000. With the approaching change in the century, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, collect payment or engage in similar normal business activities or complete ongoing development projects.

        The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in the Company's internal operations, such as billing and accounting. The Company is currently investigating the technology and data used in its operations and has yet to determine whether Year 2000 Issues will affect its business. Based on its assessment of activities to date, the Company is not aware of a Year 2000 problem with any of its internal systems. The Company intends to evaluate its technology and data to determine what, if any, remedial action may be required to address these issues. This includes seeking and/or requiring remediation of any Year 2000 Issues that are related to the Company's customers, suppliers and distributors. There is, however, no assurance that such third parties will successfully remediate their own Year 2000 Issues over which the Company has no control.

        The Company believes it will substantially complete its evaluation and remediation prior to the beginning of the year 2000, and that upon substantial completion of such actions, and assuming that the Company's customers, suppliers and distributors successfully remediate their own Year 2000 Issues over which the Company has no control, the Company will have no material business risk from such issues. The Company has not yet determined the total cost of such an evaluation and any remediation that may be required to correct problems identified by this process.

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


        Outlook

            Cautionary Statement Regarding Forward-Looking Statements


        The Company considers all forward-looking statements contained in this Quarterly Report to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders and prospective shareholders should understand that several factors govern whether the results described by any such forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected in this Report.

        The forward-looking statements contained in this report include plans and objectives of management for future operations, relating to the products and the economic performance of the Company. Assumptions applicable to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate. Therefore, we cannot assure that the results contemplated in any of the forward-looking statements contained herein will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans, or other budgets, which may in turn affect the Company's results of operations. In light of the inherent uncertainties in forward-looking statements, the inclusion of any such statement does not guarantee that the objectives or plans of the Company will be achieved. Among other factors to consider is the possible impact of the following risk factors on the financial condition and results of operation of the Company.

                     Development Stage, Accumulated Deficit

        The Company is a development stage company and has had only limited revenues since its inception. There can be no assurance that the Company will be able to achieve a significant level of sales or attain profitability. The Company's operations have been limited to developing software, initial sales and fund raising activities. There can be no assurance that the Company will be able to grow in the future or attain profitability. As a result, the Company believes that its prior results of operation are not necessarily meaningful and should not be relied upon as an indication of future performance. The profit potential of the Company's business is speculative, and to be successful, the Company must, among other things, develop and market software that is widely accepted by business customers at prices that will yield a profit. The Company's software products are in the development stage. There can be no assurance that the products of the Company will achieve broad commercial acceptance. The Company's ability to generate future revenues will depend on a number of factors, many of which are beyond the Company's control and include, among others, the ability of the Company to complete its product development activities and to carry on timely and effective marketing campaigns.

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

        Recent Sales of Unregistered Securities. During the three months ended December 31, 1998, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company issued 250,000 shares of common stock and warrants to purchase 250,000 shares of common stock. Gross proceeds to the Company of $375,000 were generated by the sale of these securities. The Company issued such shares without registration under the Act in reliance on exemptions from registration under the Section 4(2) and/or 3(b), as well as Regulation D promulgated under the Act. The shares of common stock were (and the shares issueable upon exercise of the warrants will be) issued as restricted securities and the certificates representing such shares are or will be stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. In each case, the purchasers of the securities were accredited investors, as that term is defined by Rule 501 under the Act, or represented to the Company that they were sophisticated investors who were experienced in making investments of this type, either alone or with a purchaser representative, and that they or their purchaser representatives were otherwise suitable (under state and federal regulations) and possessed adequate means of providing for their current needs and personal contingencies and who had no need for liquidity in an investment in securities such as the Company's common stock, which are subject to certain risks, including the possible loss of a person's investment in whole or in part.

        The Company's common stock is quoted on the over-the-counter ("OTC") Nasdaq electronic bulletin board under the symbol TRDG. To date there has been only limited trading activity in the Company's stock.

        In connection with the offer and sale of its common stock, the Company has issued warrants to purchase 335,081 shares of common stock at a price of $2.00 per share. These warrants become exercisable throughout the calendar year 1999. In addition the Company has issued warrants to purchase 335,081 shares of common stock at a price of $2.00 per share if exercised in the calendar year 1999 or $3.00 per share if exercised in the calendar year 2000. If all of these warrants were exercised, the proceeds to the Company would be between $670,162 and $1,675,405. The Company cannot require the exercise of these warrants, and there can be no assurance that the warrants or a significant part of them will ever be exercised. In addition, if such warrants are exercised at a time when the market price of the Company's common stock is significantly higher than the exercise price of the warrants, the issuance of such shares will result in significant dilution of existing stockholders and may result in a decline of the market price of the Company's Securities. Furthermore, the fact that the warrants have been granted may have an adverse effect on the price of the Company's stock because of the potential for dilution.

        Item 6.   Exhibits  and Reports on Form 8-K

                 (a) Exhibits

                      27 Financial Data Schedule (previously filed)

             Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            THE THORSDEN GROUP, LTD.
                                  (Registrant)








Date: February 12, 1999           /s/Stephen Russel
                                  -----------------
                                  Stephen Russell,
                                  Chief Executive Officer, and Controller
                                  (Principal Financial and Accounting Officer)