Form 10KSB
period 1999-03-31
THORSDEN GROUP LTD
filed 1999-06-29
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-24372

                            Sundog Technologies, Inc.
                 (Name of small business issuer in its charter)

                            The Thorsden Group, Ltd.
                     (Former name of small business issuer)

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


Securities registered under to Section 12(b) of the Act: None

Securities registered under to Section 12(g) of the Act: Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $75,167.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 1999 was not determinable since the Common Stock was not traded during the period.

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 10, 1999 was 22,248,001 shares.

No documents are incorporated by reference in this report.

                     Transitional Small Business Disclosure
                               Format (Check one):

                               Yes      No  X
                                  -----   -----

                                     PART I

Item 1.   Description of Business

Special note regarding  forward-looking  statements.  Certain statements in this
Item 1-Business, and in Item 6-Management's Discussion and Analysis or Plan of Operation constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You should regard any statement in these sections that is not a statement of historical fact to be a forward-looking statement of management's beliefs, expectations and plans, all of which may be adversely affected by risks and other factors outside the control of the Company. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause actual results to vary from the views expressed in forward-looking statements include, but are not limited to, risk factors discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Introduction

Sundog Technologies, Inc. ("Sundog" or the "Company") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. The Company was formerly known as The Thorsden Group, Ltd. and changed its name to Sundog Technologies, Inc. in April 1999. In October 1997, the Company acquired Arkona, Inc., a Utah corporation, through a wholly owned subsidiary corporation. Arkona Inc.'s predecessor, Arkona LLC, a Utah limited liability company, was founded in September 1996 and had limited business operations prior to its acquisition by the Company. As a wholly owned subsidiary of Sundog, Arkona is continuing its business of developing, marketing and selling software products for use in portable and distributed network computing.

On June 5, 1998, the Company formed a new subsidiary company, Qui Vive Inc. ("QV"), incorporated in Delaware. This company is engaged in the development of Sundog's e-mail security software product and Internet application more fully described below. QV is wholly owned by Sundog, however the Company has granted options to key personnel of QV as an incentive to further the development work on the QV products. If all options allocated are granted and subsequently exercised in full, the options granted to the QV development team will result in the team's ownership of approximately 45% of the issued and outstanding common stock of QV and reduce the ownership of Sundog proportionately.

Development and launch of the e-mail security product has been delayed beyond the Company's original expectations. This has been due in large part to unforseen delays in raising the necessary funding for this project. Recent internal restructuring has placed Sundog's former CEO, John Blumenthal, at the head of this project and Sundog has revised its development and launch timeline. The QV projects are discussed more particularly below under the heading, "QV Operations."

Arkona Operations. In 1997, Sundog's founders anticipated the growth of an emerging market niche, enterprise information exchange (EIX), an outgrowth of the traditional data replication/synchronization marketplace. This innovative technology allows rapid integration of business information systems throughout the enterprise, and the ability to easily share critical information with remote, occasionally connected workers and partners around the world.

During December 1998, the first shipping version of Arkona's core product, Universal Update, was publicly introduced. As part of the Universal Update rollout, Arkona announced a strategic partnership with Open Market, Inc., the market share leader in Internet electronic commerce software and provider of information commerce tools. Universal Update v1.5 shipped first in June 1999 and includes special application "adapters" that integrate Universal Update and Open Market products. Pre-release evaluation of the combined offering was conducted at several Open Market customer and partner sites.

In February 1999, Arkona launched its professional services group and named a new Vice President, Barney Leifeste. The group provides Arkona's customers with both training and consulting in business process improvement (BPI), a service used to drive demand for Arkona's software products and a prerequisite to ensure complete client satisfaction. The professional service group signed its first contract in January 1999 with Cadmus Journal Services (NASDAQ: CDMS), one of the nation's largest printing companies.

QV Operations. The digital revolution has evolved around a simple notion: that information should be permanent. Unlike other media formats, digital information (such as e-mail) can be stored forever, recovered at will, copied with ease, and shared anywhere. Unfortunately, these attributes also give digital information a more sinister side. E-mail, for example, can just as easily be saved, copied, recovered, and redistributed by anyone at any time with or without consent and frequently without knowledge of the author. Once an electronic e-mail message has been sent, the author loses complete control of his or her words. According to industry analyst Esther Dyson, "The challenge is not to keep everything secret, but to limit misuse of such information."

QV was created to develop a solution to these problems. The purpose of the QV solution is to facilitate communication and give content control back to the author. The Company anticipates that this product will evolve from its initial implementation, which will represent a level of functionality sufficient to cover most e-mail users' primary privacy concerns. However, the Company intends to implement other designs that eliminate intermediary services, further simplify the functionality and usability of the product and simultaneously increase the level of security in the product.

The ultimate design goal is to meet the most stringent secure messaging requirements up to and including the standards of the United States Department of Defense. Increasingly rigorous levels of security will be implemented en route to achieving this final goal. Once the e-mail solution is successfully launched, implementations beyond e-mail will be designed and marketed. Markets to be targeted after the initial releases include, but will not necessarily be limited to: voice mail, pagers, databases, Usenet newsgroups, and web publishing tools.

The Company is currently seeking to raise additional capital in order to complete and move from the design and architecture phase of development, including the securing of all intellectual property protections available, to completion and marketing of the first product version. There is no assurance that such funding will be obtained.

The Company has engaged engineers, marketers and an administrative staff to support the development of the QV product for delivery to the marketplace. There can be no assurance that the Company will successfully complete the product, or that the product will include all or substantially all of the elements described above, or that any of the other risks described herein will not adversely affect the outcome of the project.

Development on both Universal Update and the secure e-mail product is slower than the Company originally anticipated. The implication for market penetration with these products is that it will be behind plan and therefore the revenue produced may also be behind plan. A key focus for successive quarters will be to ensure continued product and market development plans are met.

                              Certain Risk Factors

Our short and long-term success is subject to certain risks, many of which are substantial in nature and you should consider carefully the following risk factors, in addition to other information contained in this report as you evaluate the Company and its business. Any one of these factors could cause actual results of our operations to differ materially from projected results.

We are in the development stage, meaning that we have had only limited revenues from sales of products or services. The Company is in the development stage and has a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. Our operations to this point have been limited to developing software, making initial sales under contracts with two customers and obtaining financing for its operations. As a result of the increase in operating expenses caused by recent expansion of our business, operating results may be adversely affected if significant sales do not materialize in the near term. There can be no assurance that we will be able to grow in the future or attain profitability. As a result, we believe that our prior results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. The profit potential of our business is unproven and speculative. We believe that to be successful we must, among other things, develop and market software that is widely accepted by business customers at prices that will yield a profit.

Our software and technologies are unproven and we do not know whether the market will accept them. Our software is in a development stage. The e-mail and Internet products in particular contain innovative technologies for which there may be no established market. Our remote computing and database management products have produced only limited sales to date. There can be no assurance that any of our products will achieve broad commercial acceptance. Our ability to generate future revenues will be dependent on a number of factors, many of which are beyond our control and include, among others, our ability to carry on timely and effective marketing campaigns and the rate we can establish new products and the type of competition we may encounter. Because of the foregoing factors, among others, we are unable to forecast our revenues or the rate at which we will add new customers with any degree of accuracy. There can be no assurance that we will be able to increase sales in accordance with our internal forecasts or to a level that meets the expectations of investors. There can also be no assurance that we will ever achieve favorable operating results or profitability.

Our accountants have included an explanatory paragraph on our financial statements regarding our status as a "going concern." Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. The Company's independent public accountants have issued their report dated June 10, 1999 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities and certain assets consisting of marketable securities to sustain operations. Additional financing may be required if we are to continue as a going concern.

We require additional capital to continue development of our products and to fund day-to-day operations. Cash flow from the sale of products and services is not sufficient to finance our day-to-day operations. Our business is capital intensive and we expect we will continue to incur significant operating losses over the next 12 months, primarily due to the market launch of new products, increased marketing expenditures, and the expansion of research and development programs. Additional funds will be required in the event we have not begun to generate significant revenues by the end of 1999. As a result, we may find it necessary to postpone or cancel some of our planned marketing and/or product development programs, which could adversely affect future revenues and new product introductions. Notwithstanding revenues that may be produced during the next 12 months, we anticipate that additional funds will be required to continue the necessary levels of product development and promotional expenses to meet our long-term goals. We intend to seek such additional funding through additional public or private financings. There can be no assurance that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts.

Obtaining additional capital through the sale of common stock will result in dilution of shareholder interests. If additional funds are raised by issuing additional shares of common stock, or securities such as options or warrants or preferred stock convertible into common stock, further dilution of the equity ownership of existing holders of our common stock will result. If adequate funds are not made available to us, we may be required to delay, scale back or even eliminate one or more of our product candidates and/or product development programs, and/or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Our quarterly operating results may fluctuate significantly. We experience and expect to continue to experience significant fluctuations in our quarterly operating results. These fluctuations result from a variety of factors, many of which are outside our control. Such factors might include, but are not necessarily limited to:

         - The rate at which customers purchase our software and the prices paid for such software,

         - The amount and timing of capital expenditures and other costs relating to the expansion of our business,

         -   The introduction of software products by us or our competitors,

         - Price competition or changes in Internet and computer technology, and

         - Technical difficulties or economic conditions specific to our business.

A significant portion of our expenses could be fixed in advance based in large part on future revenue forecasts. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the operating results may be magnified by the inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual as compared to estimated revenue would have an immediate adverse effect on our business, financial condition and operating results that could be material.

In addition, we plan to increase operating expenses to fund additional sales and marketing, general and administrative activities and infrastructure needs. To the extent these expenses are not accompanied by an increase in revenues, our business, financial condition, and results of operations could be materially adversely affected.

Due to all of the foregoing factors, it is likely that our operating results in one or more future quarters will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of the common stock of the Company, to the extent there is a market for such stock, would likely be materially adversely affected. You should not expect past results to be reliable indicators of future performance.

Our expansion into Internet, e-mail and other applications, as well as the growth of our business, require the addition of qualified personnel and increase our reliance on such personnel. The loss of technically experienced, qualified personnel is a risk to our success. We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on managerial, operating, financial and other resources. We are highly dependent upon the efforts of management and technically skilled personnel, including programmers and engineers, and future performance will depend, in part, upon the ability of management to manage growth effectively and to retain the services of these experts. This will require us to implement financial controls, systems and management information systems capabilities, to develop our operating, administrative, financial and accounting systems and controls, to maintain close coordination among engineering, accounting, finance, marketing, sales and operations, and to hire and train additional technical and marketing personnel. There is intense competition for management, technical and marketing personnel. The loss of the services of any of our management team or the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition, and results of operations.

Our dependence on intellectual property and proprietary information subjects us to the risk that such property may be inadequately protected or that such information may be misappropriated. We regard our intellectual property as critical to our success, and we rely on copyright, patent and trade secret protection to protect our proprietary rights in intellectual property. We are currently pursuing and expect to pursue the registration of copyrights, patents and trademarks in the United States. Effective trademark, copyright, trade secret or patent protection may not be available in every country in which our products are or become available. We intend to effect appropriate registrations internationally and domestically as our operations expand. There can be no assurance that the United States or foreign jurisdictions will afford any protection for our intellectual property. There also can be no assurance that any of our intellectual property rights will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. Although we enter into confidentiality and invention agreements with our employees and consultants, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to unpatented trade secrets and know-how. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. There can be no assurance that any such licenses or proprietary rights would be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses could be foreclosed.

Budget and cost overruns and delays frequently characterize development projects such as those conducted by us. We budget the cost of each project, review cost reports and update our cost projections and development schedules regularly. However, there can be no assurance that the actual production costs for projects will remain within budget or that development will remain on schedule. We have experienced delays in development objectives in the past and there can be no assurance we will not incur similar delays in the future. Production delays, higher talent costs, increased subcontractor costs, and other unanticipated events (including, but not limited to delays in obtaining necessary financing) may substantially increase production costs and delay or even prevent completion of the production of any one or more of the programs we are now pursuing or that we intend to pursue in the future. The failure to remain within budget and deliver products on time may have a material adverse effect on our business, financial condition and results of operations.

The software industry, and in particular, the Internet, are characterized by rapid development and change. We must develop products and technology that keep pace with technological change. The software and Internet markets are recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these technologies, products and services and their rapid evolution require that we continually improve the performance, features and reliability of our software, particularly in response to competitive offerings by other companies. There can be no assurance that we will successfully respond quickly, cost effectively and sufficiently to these developments. There may be a time-limited market opportunity for our products and there can be no assurance that we will be successful in achieving widespread acceptance of our products before competitors offer products and services with features and performance similar to current offerings. In addition, the widespread adoption of new technologies or standards could require substantial expenditures to modify or adapt our products and services and which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our new software enhancements may contain design flaws or other defects that limit their marketability. There can also be no assurance that research and development and discoveries by others will not render some or all of our products or potential product offerings uncompetitive or obsolete. We compete with a number of entities that are currently developing and producing software products that compete with our current and proposed products. Many of these competitors have substantially greater capital resources, research and development capabilities, and production and marketing resources, capabilities and experience than we have available to us. These competitors may succeed in developing products that are more effective or less costly than any products that we may develop, or that gain market acceptance prior to any of our products, making market penetration more difficult for us.

We depend on the technology of third parties in the development of our software. Our use of such technology has been licensed to us. If our license to any such technology were terminated or otherwise restricted beyond our current ability to use it and incorporate it into our own products, our development efforts would be adversely affected. If we were not capable of obtaining the license to other technology to replace that which was lost because of the termination of a license, our products that are dependent upon the technology would become inoperable or their effectiveness and performance significantly reduced. In addition, if the vendors of such technology were to materially alter or modify or discontinue their products, we would be forced to incur additional expense to acquire or develop products that would enable us to continue with our own products. If the cost of licensing third-party technology materially increased, our gross margins and earnings would decrease.

Like many software development companies, our business model is characterized by a very high degree of operating leverage. Many of our operating costs and expenses consist of employee and facility related costs, which are fixed over the short term. Our operating expenses and hiring plans are based substantially on our internal projections of future revenue, which are inherently subject to risks and factors that are often outside our ability to control. If revenues do not meet expectations, net income will be adversely affected.

Changes in the marketplace may require the Company to make changes to our current pricing models. We may choose later this year or in future periods to make changes to current pricing practices, including offering discounts to customers or a reduction of transactions that involve perpetual use licenses of our products, changes in maintenance pricing or other changes in the manner in which we charge customers for the use of our products. These changes may not be well received by customers. Furthermore, the changes may depend on an increase of volume and the failure to achieve sufficient increases in user volume would adversely affect earnings.

Our current officers, directors and significant shareholders continue to have control of the Company. Officers, directors and certain significant shareholders of the Company own 11,480,000 shares (or approximately 51%) of the outstanding common stock. As a result, these persons (as a group) are able to elect a majority of our Board of Directors, to dissolve, merge, or sell all or substantially all of our assets, and to direct and control our operations, policies and business decisions.

There is no present public market for our common stock. If and when such a market develops, our stock price may be volatile. There has been no market for our common stock and there is no assurance that any market will develop. The common stock is not listed on any exchange. If and when such a more established market may develop, the market price of the common stock, like that of the securities of other software and high technology companies, may be highly volatile. Broad market fluctuations may adversely affect the market price of our common stock. Our stock price may be affected by each of the factors described above, as well as:

         -   Announcements  by  us  or  competitors   concerning   technological
             innovations, new products or procedures developed by us or our competitors,

         - The adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally,

         -   Disputes relating to patents or proprietary rights,

         - Publicity regarding actual or potential results relating to product candidates under development by us or a competitor,

         -   Delays in product development,

         -   Slow acceptance of our products in new or existing markets, and

         - Economic and other external factors, as well as period-to-period fluctuations in financial results.

Our common stock may be deemed to be a "low-priced stock" and subject to certain regulatory action that limits or restricts the market for such stock. Until such time, if any, as our common stock is included in The Nasdaq SmallCap Market or listed on another exchange, the common stock will not be eligible for quotation on Nasdaq and there can be no assurance that it will ever be so eligible. Until such time as we are eligible to satisfy the listing criteria of Nasdaq or another stock market, trading, if any, in our common stock would be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," under the symbol SUDG. Consequently, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on Nasdaq, or if we do not have $2,000,000 in net tangible assets, trading in the common stock could be covered by Rule 15c2-6 promulgated under the Exchange Act for non-Nasdaq and non-exchange listed securities. Under such rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000, jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

Securities are also exempt from this rule if the market price is at least $5 per share. Under the rules and regulations of the SEC, additional disclosure is required for penny stocks and for trades in any stock defined as a penny stock. The SEC has defined a penny stock to be any Nasdaq or non-Nasdaq equity security that has a market price or exercise price of less than $5 per share and allows for the enforcement against violators of the rules. Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure must also be made about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and, if the broker-dealer is the sole market-maker for the securities, then such fact must also be disclosed, as well as its control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the investor's account and information on the limited market in penny stocks. These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks.

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

If our common stock is or becomes subject to the existing rules on penny stocks, the market liquidity for the common stock could be severely affected by limiting the ability of broker-dealers to sell the common stock and the ability of purchasers in this Offering to sell their securities in the secondary market.

Anti-takeover provisions of Delaware Corporate Law, and our ability to issue preferred stock may affect the price of our common stock and allows the Board of Directors to issue securities that may significantly dilute your ownership and voting power. Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock, par value $.001 per share ("Preferred Stock"). We have not issued any Preferred Stock and there are no present plans to issue any Preferred Stock. Our Board of Directors has the authority to issue the Preferred Stock with such voting and other rights superior to those of our common stock, which could effectively deter any attempted takeover of the Company. In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of such corporation's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's shareholders (excluding the Interested Stockholder). These provisions prohibiting Interested Stockholder transactions could also preserve management's control of Sundog.

The large number of shares of our common stock eligible for future sale without restrictions can affect the market price of the common stock. As of April 9, 1999, 20,520,400 shares of our common stock outstanding are "restricted securities" as that term is defined under Rule 144 of the Securities Act. Either presently or in the future, these shares of common stock may be sold pursuant to registration under the Securities Act, in compliance with Rule 144 or pursuant to another exemption from registration. Under Rule 144 as currently in effect, a person who has beneficially owned restricted securities of the Company for a period of at least one year may, within any three month period, sell in brokerage transactions an amount of such securities that does not exceed the greater of 1% of our then-outstanding common stock or the average weekly trading volume of our common stock during the four calendar weeks prior to such sale. Rule 144, as currently in effect, also permits, under certain circumstances, the sale of shares without regard to the limitations described above, by non-affiliates of the Company, after holding such shares for at least two years. Sales of substantial amounts of our common stock of the Company in the public market, and any sales by affiliates of the Company, particularly officers and directors, could adversely affect prevailing market prices for the common stock.

The Company has not declared any dividends with respect to its common stock. We have never paid cash dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on the Shares in the foreseeable future.

Year 2000 compliance issues could adversely affect our business. During the next year, many software programs may not recognize calendar dates beginning in the Year 2000. This problem could force computers or machines that use date dependent software or embedded technologies to either shut down or provide incorrect information. To address this problem internally, we have examined our computer and information systems, contacted our software and hardware providers, and, where necessary, made upgrades to our systems. Our products are being developed to address this problem without modification by the user. Although we believe that our products are Year 2000 compliant, undetected errors or defects may remain. Disruptions to our business or unexpected costs could arise because of undetected errors or defects in the technology used in our products or internal information systems, which are comprised predominantly of third party software and hardware. If we, or any of our key suppliers or customers, fail to recognize and mitigate internal and external Year 2000 risks, we may temporarily be unable to process transactions, send invoices, or engage in normal business activities or we may experience a decline in sales, which could have a material adverse effect on our business, financial condition and results of operations.

Although our license terms limit our liability for product liability claims, there can be no assurance that such a claim will not be brought in the future. We have not experienced product liability claims to date. However, our products include programs designed for mission critical applications, creating the risk that the failure or malfunction of our products may result in serious damage or loss and open the Company to a claim for damages. While contract terms limit our exposure, there can also be no assurance that a court would not rule such provisions to be invalid or unenforceable, or that changes in the law would render such terms void or unenforceable. A successful claim could have a material adverse effect on the Company. Furthermore, the cost of defending against a claim, even successfully, could be material and could have an adverse effect on our results of operations and an adverse effect on the marketing of our products.

Item 2.   Description of Property

The Company owns no real property. The Company leases a 4,850 square foot facility in Salt Lake City, Utah from an unaffiliated third party at which it conducts all of its corporate, administrative, research (for Universal Update) and development activities. The lease of the Salt Lake facility expires December 31, 1999, with an option to renew for one year. The base monthly lease payment for that facility totals $7,360.

The Company also leases a 3,550 square foot facility in Colorado Springs, Colorado at which Qui Vive conducts all of its administrative, research and development activities. The lease of the Colorado Springs facility expires in March 2002 and has a base monthly payment of $4,018. These terms were negotiated through arms-length transactions, and the Company believes that such terms are consistent with prevailing market conditions.

The Company believes the Salt Lake City and Colorado Springs facilities are adequate for its needs for at least the next year and does not anticipate any expansion or the need to acquire, through lease or otherwise, any additional facilities.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

In May 1999, the Company changed its name from The Thorsden Group, Ltd. to Sundog Technologies, Inc. The change was accomplished by an amendment to the Company's Certificate of Incorporation, which was adopted by the consent of shareholders holding a majority of the issued and outstanding shares of the Company. A notice of such change was mailed to all shareholders on or about May 21, 1999.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

There is no current public trading market for the Company's common stock and there is no assurance that any market will ever develop for such shares. To the extent a market does develop in the future, the market price of the common stock will be subject to significant fluctuations as a result of several factors, over many of which the Company has little or no control.

As of June 10, 1999 there were approximately 22,248,001 shares of Common Stock issued and outstanding held by approximately 425 holders of record. The Company has never issued any shares of preferred stock. The Company has never declared or paid dividends on any class of its equity securities.

Recent sales of Unregistered Securities.

During the year ended March 31, 1999, the Company sold and issued 2,115,501 shares of common stock for cash proceeds of $3,367,749 at a range of prices between $1.50 and $2.00. Subsequent to March 31, 1999 107,667 shares were issued for cash proceeds of $161,500.

These securities were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, including exemptions under Section 4(2) and Regulation D, promulgated under the Act. The purchasers of these securities were accredited investors as that term is defined under Rule 501 of Regulation D, as well as a limited number of sophisticated purchasers who had access to information concerning the Company necessary to make an informed investment decision concerning their purchase of the Company's securities.

Item 6.   Management's Discussion and Analysis or Plan of Operation

The core business of the Company is developing, marketing and selling software products for use in data distribution and secure e-mail applications. Business is conducted through its subsidiaries, Arkona and Qui Vive.

Data Distribution

During the fiscal year ended March 31, 1999, and since that date, management has directed much of its efforts and resources in the continued development of Universal Update(TM). This product was beta tested in the quarter ending December 31, 1998, and shipped as V1.5, to a number of evaluation sites in June 1999.

Through Arkona, the Company provides robust yet simple solutions for the information exchange requirements of medium to large distributed enterprise customers. Arkona products and services help customers overcome the significant challenge of seamlessly accessing, transforming, and distributing business intelligence between disparate enterprise systems, and also making that information easily available to distributed employees, partners and customers.

Arkona has defined a complete EIX solution including computer software and requisite professional services. This product/service combination enables customers to easily define, locate, distribute, and share strategic information assets, making them available whenever and wherever they are needed. The result is a dramatic increase in the value of that client's information assets.

Arkona's solutions include:

  o Universal Update(TM): The Universal Update information exchange manager is the heart of Arkona's software solutions. It provides a centralized platform to collect, transform, and distribute corporate information to various points throughout the organization. Using Universal Update and add-on solution packages, Arkona's customers can quickly and simply integrate disparate information sources including distributed sites, mobile workers, and partners. Projects that would normally take months to years to custom develop can be accomplished in a matter of hours and days.

o Business Modeling: Arkona's professional services group provides the training and consulting necessary to ensure complete client satisfaction. This industry-recognized team of business architects helps clients to identify and capture their business rules and clearly articulated those rules as the foundation for successfully utilizing Arkona's products. Additionally, the architects will identify improvements that should be made to the client's current business processes and to recommend Arkona products that could facilitate improvement.

Currently, the universal Update platform is being optimized and repackaged for specific industry solutions. In particular, two packaged solutions have been identified and are under development. These are (1) a sales and marketing distributed communication package; and (2) a package designed to assist in the development of corporate portals. Both solutions leverage the Universal Update platform and allow for cross development of key components. Simplify Data Distribution

Universal Update provides a centralized data distribution hub for all of a company's information sources. It easily handles the complex logistics of moving information throughout the enterprise----tracking the information, managing updates and modifications, and selecting the best delivery methods. Universal Update is the information clearinghouse for the mobile and distributed enterprise.

Optimize Information Exchange

Universal Update routes both inbound and outbound information through unique application "adapters". Adapter technology gives Universal Update the power to communicate with almost any corporate data source including relational and free-form data, as well as enterprise applications and legacy systems. This vendor neutral distribution strategy gives a business a distinct advantage over complex, proprietary replication systems.

How the Customer Benefits

Universal Update technology:

o    Extends a company's system investments

o    Eliminates the complexity of advanced data distribution

o    Lowers the cost of providing timely information updates

o    Improves  communication  between  distributed  partners,   customers,   and
     employees

o Ensures flexibility for future integration with new data sources and applications

Professional Services

In February 1999, the company launched its professional services group, which provides training and consulting in business process improvement, product support and knowledge management.

Business Process Improvement: Through a wide-variety of Business Process Improvement (BPI) offerings, the Company brings corporate management the ability to assess all activities within their organization for possible improvements, including automation of tasks.

Product Consulting and Training: Professional Services uses proven structured methods to ensure the Company's enterprise products consistently bring value to clients. They receive the ability to identify their information requirements and business rules that will govern the operation of Universal Update and other products.

Knowledge   Management:   Professional   Services  helps  companies  incorporate
appropriate knowledge management best practices into their daily operations.

Secure Email

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

The Company is developing a solution to these problems; the purpose of which is to facilitate communication and give content control back to the author. The project is presently in the implementation phase. When the first version of the product is launched, we expect it to give e-mail users the chance to direct:

o    How their words will be released,

o    Who can see them,

o    How they can be redistributed, and

o    If they can be printed, copied, or saved.

The Company cannot assure that the safeguards of enhanced e-mail will not be abused or circumvented by someone with the requisite degree of computer sophistication and a malicious motive. However, subsequent versions of the product will continue to raise the bar against potential abuse and compromise of security that is so easily breached, often accidentally, with current systems.

The Company believes that the level of security embedded in the first implementation will be sufficient to address the needs of approximately 80 percent of the market. Enhancements to increase security and further simplify the product's usability will be added over time.

Key Features

The first version is expected to include the following key features:

Content Restrictions: Authors can decide whether their email messages can be printed, copied, or saved by the recipient.

Forwarding Restrictions: Authors can prohibit recipients from forwarding their email in whole or in part.

Lifespan Limits: Authors can configure messages to self-destruct after a predefined period.

Persistence Limits: Authors can define the number of times any message can be viewed.

Phase 1 Functionality

The key features listed above will include the following functionality:

o Email is created using a browser-based email interface. Once an email message has been authored, the user selects appropriate protection from a simple GUI

o The Email message is secured. The product's mail server encapsulates and encrypts the e-mail message. The mail server can reside within a corporation or with an Internet service provider.
o Email recipient receives the protected message. First time recipients of a protected message may require a one-time download experience to obtain the company viewer in which the message is rendered.

o Access may be granted using a personal password. Before the recipient can open a secured e-mail message, the sender may require that the recipient first be authenticated. This authentication process will employ industry standard authentication mechanisms.

o Content is controlled through sender-defined options. Even after access has been granted, secured e-mail continues to be restricted by the sender-defined options. Recipients cannot manipulate the original e-mail message in any way that is forbidden by the sender.

Future Functionality

Subsequent versions of the software will include significant enhancements that will be announced as the products are released.

The Company expects this product to be a critical solution, which it believes may well become the legally required standard of care for a wide variety of industries, professions, and situations. In fact, the Company believes secured e-mail should be used in any situation requiring discretion. The product is intended as an ideal solution for:

-    Legal communications

-    Governmental agencies

-    Contract negotiations

-    Medical Information

-    Sensitive human resource information

-    Communication of non-public corporate information

-    Any information which should not be public

Status of Development

The Company anticipates the email product will evolve from its initial implementation, which, as described above, will represent a level of functionality sufficient to cover most e-mail users' privacy concerns. However, the Company intends to implement other designs that eliminate intermediary services, further simplify the functionality and usability of the product and simultaneously increase the level of security in the product.

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

The Company is currently seeking to raise additional capital to complete product development and marketing of the first product version.

The Company has engaged engineers, marketers and an administration staff to support the development of the product for delivery to the marketplace. However, there can be no assurance that the Company will successfully complete the project, and that the product will include all or substantially all of the elements described above, or that any of the other risks described herein will not adversely affect the outcome of the project. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to financial statements appearing elsewhere in this report. See Item 7-Financial Statements.

Results of Operations

Fiscal Year Ended March 31, 1999 Compared With Year Ended March 31, 1998

Revenues for the year ended March 31, 1999 were $75,167, compared to $144,271 for the previous year. Cost of revenues totaled $49,756 in the year ended March 31, 1999, compared to $2,110 in the previous year. Expenses for the year included $1,202,763 in research and development expense compared to $278,750 in the previous year. The Company expects that research and development expenditures (including expenses associated with recruiting and hiring new personnel) will continue to increase during the next 12 months as development of existing and new products continues. The increased expenses in the year ended March 31, 1999 reflect the addition of personnel and costs associated with the development of Universal Update and the secure email product. The Company had $50,520 in interest income during the year ended March 31, 1999, compared to $20,803 in the previous year. The net loss for the year was $2,356,758 (or $0.11 per share) compared to a loss of $636,180 (or $0.06 per share) in the year ended March 31, 1998. The increased loss was due primarily to the increase in research and development and other expenses described above.

Revenues for the year ended March 31, 1999 included fees for consulting services. Revenues for the year ended March 31, 1998 were primarily related to an ongoing service contract with a single customer (OEC) and cost of sales reflects the costs associated with delivery of these services. These services include customer support and technical services on the Company's OnSite Field Service software product.

Expenses incurred during the year reflect the additional cost of personnel, engineering research and marketing and selling efforts, which management believes will form the foundation of future increased revenue and profitability growth as product roll-outs commence during the second half of calendar 1999.

The Company's primary focus during the year ended March 31, 1999 was to engineer products that were ready for market. Universal Update V1.5 was launched in June 1999 while the alpha version of the secure e-mail product was also released in June 1999. Marketing efforts have focussed on creating awareness of Universal Update with the target customer and partner base. During the year and quarter ended March 31, 1998, the Company provided support services for OEC pursuant to a written agreement. The Company has entered into a license agreement with this same customer under which the Company has agreed to pay a royalty to OEC on revenues generated from the licensing or use of the OnSite Field Service software product first developed by Arkona in 1997. The royalty will be an amount equal to 5% of net revenues until OEC has recovered the amount paid to Arkona to develop the product ($125,000), 2% of net revenues thereafter until OEC has recovered twice the amount of its payments to Arkona and 1% of revenues thereafter. No royalties have been paid by the Company to date under this agreement.

During the year ended March 31, 1999, the Company completed a private placement of its Common Stock, generating gross proceeds of $3,367,749 in cash. The Company funded its operations during the period with the proceeds of this offering.

Capital spending of $181,337 was primarily for the purchase of computer and related equipment used in the Company's operations. During the year ended March 31, 1999, the Company's operating activities used $2,337,500 of cash, compared to $543,350 during the previous fiscal year.

Liquidity and Capital Resources

The Company has been unable to finance its operations from cash flows from operating activities. Substantial funds and additional time will be required to continue developing and commercializing the Company's products. Because operating activities have not produced significant revenues to date and because the Company will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required, although such funding may not be available or may not be available on favorable terms. The Company has not established a credit facility with any lending institution and has no formal funding or financing arrangement, agreement or understanding with any related or unrelated party to provide such funding in the future.

The consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated June 10, 1999, that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's product line is limited and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if the Company is to continue as a going concern. If such additional funding cannot be obtained, the Company may be required to scale back or discontinue its operations. Even if such additional financing is available to the Company, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

At March 31, 1999, the Company had cash and cash equivalents of $2,215,620 as compared to cash and cash equivalents of $568,612 as of March 31, 1998.

Management believes that the cash available to the Company from the recently completed private placements and cash provided by operations will be sufficient to meet the business requirements of the Company for the next 6 months. The Company intends to continue to seek additional funding to meet anticipated operational needs with the aim of having this in place by the end of August 1999. The Company does not expect to make any purchases of new plants or significant equipment in the next twelve months. However, the Company continues to evaluate new product opportunities and may, if necessary, seek to add equipment and personnel to pursue such opportunities in the future. If the Company expands its efforts to develop new products, it may be required to seek additional funding through the sale of its securities or through borrowing. Presently the Company does not have an established bank line of credit or similar facility. There can be no assurance that additional funding will be available as required or on terms that are favorable to the Company. The issuance of shares of the Company's Common Stock or other securities convertible into such securities will result in dilution to the shareholders of the Company and such dilution may be material and substantial.

Year 2000 Issues

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result there is a risk that certain Company computer programs or equipment that have date-sensitive software or embedded technology may recognize a date using "00" as the year 1900, rather than the year 2000. With the approaching change in the century, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, collect payment or engage in similar normal business activities or complete ongoing development projects.

The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in the Company's internal operations, such as billing and accounting. The Company has investigated the technology and data used in its operations.

There is, however, no assurance that third parties will successfully remediate their own Year 2000 Issues over which the Company has no control or that factors in such third party technology caused by Year 2000 problems will not adversely affect the Company.

The Company believes that, assuming that the Company's customers, suppliers and distributors successfully remediate their own Year 2000 Issues over which the Company has no control, the Company will have no material business risk from such issues.

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

Recent Accounting Pronouncements

In September 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities.

SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes. Adoption of SFAS 130 is not required for reporting on interim periods prior to the close of a fiscal year beginning after December 15, 1997. The Company adopted SFAS 130 commencing with the year ended March 31, 1999.

During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year beginning April 1, 1999. Because the current amortization periods of the product development costs and start-up costs averaging 12 months, the Company does not expect the adoption of SOP 98-5 to have a material impact on the Company's financial statements.

During January 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 becomes effective for all fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material adverse effect on the Company's financial statements.

Item 7.   Financial Statements

The Company's consolidated financial statements and associated notes are set forth elsewhere in this report.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

As of June 29, 1999, the directors and executive officers of the Company are as follows:

Name                      Age                           Position
-------------------       ---              -------------------------------------

Jerral Pulley             64               Chairman of the Board of Directors
Stephen Russell (1)       46               Director and Chief Financial Officer
John Blumenthal (1)       38               Director
Carl Steffens (1)         35               President and Chief Executive Officer
Joseph Ward               52               Director
John Zollinger            30               Director, Vice President Engineering,
                                           Chief Technical Officer
Tim Kapp                  30               Director and Vice President Marketing
------------------

(1) John Blumenthal acted as CEO until December 31, 1998 at which time Stephen Russell assumed that role. Carl Steffens was appointed President and Chief Executive Officer of Sundog on June 1, 1999.

Jerral Pulley, 64, Chairman of the Board of Directors. Mr. Pulley has been a director of the Company since July 1, 1998. With expertise in marketing and sales innovation, Mr. Pulley has held chief executive officer positions and served as a senior executive for several nationally recognized companies, including Procter & Gamble, PepsiCo, Squibb, Ryder System, Hallmark and Borden. Mr. Pulley's success in increasing revenues via customized channel distribution strategies parallels Sundog's focused partner strategy and plan. Currently a partner in the consulting firm Client Synergy Group in Bountiful, Utah, Mr. Pulley serves as a member on several client boards and assists with their strategic planning, new product development, and marketing needs and services.

Stephen Russell, 46, Chief Financial Officer and Director. Mr. Russell has been an officer and director of the Company since October 1997. He specializes in business and financial strategies and change management, having over 20 years of executive experience in such positions as general manager, chief executive officer, finance director, and management consultant in a wide variety of industries, including computer software/hardware sales and services, banking, construction, manufacturing, engineering, brewing/distilling, and electronics. With Digital Equipment Corporation (DEC), Mr. Russell provided financial leadership to a $2 billion product division, and as chief executive officer of a DEC $100 million subsidiary, he led a team that doubled revenue and profitability in one year. Prior to joining DEC, Mr. Russell was a senior manager with Price Waterhouse in Glasgow, London, and Seattle. Mr. Russell holds a bachelor's degree in Physics and Mathematics from the University of Glasgow, and is a Chartered Accountant. He is also a graduate of the International Advanced Management Program from the International Institute for Management Development (IMD) in Lausanne, Switzerland.

John Blumenthal, 38, Director. Mr. Blumenthal has been a director of the Company since October 1997 and he previously served as its CEO. He is the CEO of Qui Vive. Mr. Blumenthal has worked in the information technology industry for more than 12 years. His career began in New York City's financial industry where he worked for Deutsche Bank AG's operations and research group. He later joined CLT Research Associates to direct the NYC-based financial research firm's information technology development efforts. In 1992, he relocated to Salt Lake
City, Utah continuing in a software and systems engineering capacity for Rasterops, and on storage and security consulting projects for a regional telecommunications company and a large chip manufacturer in the western United States. Mr. Blumenthal's activity in this region attracted the attention of Openvision Technologies (acquired by Veritas Software in 1996), which employed him to lead the technical and partner development of their Pacific Rim and South American operations. In these projects Mr. Blumenthal was instrumental in architecting and implementing security and storage technology for global 500 companies. His clients included some of the world's largest telecommunications, manufacturing and financial corporations. In 1997, Veritas selected Mr. Blumenthal as systems engineer of the year for all international operations. Mr. Blumenthal's former experience also includes contributions to the Internet marketing strategy of the Openvision (Veritas) product line and as an advisor to the U.S. House of Representatives Subcommittee on Technology concerning U.S. encryption export laws and network security during hearings held in 1996 and 1997. Mr. Blumenthal holds a bachelor's degree from Columbia University (Columbia College) in NYC.

Carl Steffens, 35, CEO. Carl Steffens is the acting President and CEO of Sundog Technologies, joining the Company in June 1999. Mr. Steffens was most recently President and CEO of InterWorks Computer Products, a privately held supplier of modular electronic subsystems to telecommunications and data communications equipment manufacturers such as Cisco Systems, Nortel/Bay Networks, Alcatel, and 3Com/US Robotics. Prior to InterWorks, he served in a variety of business development and operational roles with Pacific Telesis/SBC Communications (NYSE:
SBC). This included managing the launch of Pacific Bell Digital TV, a digital wireless-cable system with market coverage of over 3.5 million homes in Southern California. He has also served as Director of Product Marketing for Xiox Corporation (NASDAQ: XIOX), and in engineering, sales, and marketing capacities at Integrated Device Technology (NASDAQ: IDTI). Mr. Steffen's education includes a bachelor's degree in Electrical and Computer Engineering from the University of California at Santa Barbara and an MBA from the Wharton School of the University of Pennsylvania.

Joseph Ward, 52, Director. Mr. Ward has been a director of the Company since August 1, 1998. He has marked several achievements during his career, including the launch of new media ventures, the development of value-added publishing products, and the successful implementation of direct marketing campaigns. Mr. Ward currently serves as executive vice president of the Professional Communications sector at Cadmus Communications Corporation. He is also the group president of Cadmus Journal Services (CJS), the world's largest provider of production and information management solutions to publishers of scientific, technical, and medical (STM) journals; trade/professional and alumni associations, and special interest commercial magazines. Prior to joining Cadmus, Mr. Ward served as board member at Cadmus, president of direct response for the book group of Bertlesmann AG, president and chief executive officer of
J. Ward Consulting, and president of the Meredith Book Group of Meredith Corp. He published various book programs for Better Homes & Gardens, Ladies Home Journal and other Meredith magazines, and founded Meredith Corp.'s new media division. In addition, he was publisher and senior vice president of Time-Life, Inc., where he handled all book operations and launched the company into the CD-ROM and CD new media business.

John Zollinger, 30, Director and Vice President Engineering. Mr. Zollinger has been a director and officer of the Company since October 1997. He has been involved in nearly all aspects of the software engineering industry spanning enterprise development from warehousing/processing, telecommunications, banking, oil and gas, insurance, and commodity trading systems. In addition to his skills in analyzing, designing and implementing mission critical software systems, Mr. Zollinger has a proven ability to manage and bring together diverse groups of engineers to achieve complex software project goals. While working with Moore Business Communications Services, Mr. Zollinger led the engineering team that designed and implemented a large-scale order fulfillment and management system for the telecommunications industry. This system enabled AT&T to launch a new successful business unit and has since been used by other companies such as Sprint, MCI and GTE. As an independent engineering consultant for Filoli, Mr. Zollinger helped guide the development of a highly distributed claims handling system for Industrial Indemnity. Mr. Zollinger also assisted EOTT Energy Partners in establishing standard practices for object-oriented analysis, design, and implementation of an enterprise-wide oil and gas trading system.

Tim Kapp, 30, Vice President Marketing and Director. Mr. Kapp has been an officer and director of the Company since October 1997. He began his career as a financial analyst where he specialized in quantitative market analysis. However, he soon found greater application for his analytical and technical skills within high-tech marketing, focusing on the software industry and Internet-driven technology. As senior market research analyst at Folio and product marketing manager at Open Market, leaders in Internet commerce and electronic publishing, Mr. Kapp provided analysis of technology trends, product forecasts, and competitive strategies, and championed business and product plans. In addition to these responsibilities, he served on committees for the Internet Engineering Task Force (IETF), the SGML Open Consortium, and as a representative to the W3C Internet Standards body. Mr. Kapp holds a bachelor's degree in Economics and Econometric Modeling and an MBA from Brigham Young University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file.

Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended March 31, 1999, and representations made by certain persons subject to this obligation that no such filings were required to be made, the Company believes that all reports required to be filed by these individuals and persons have been made in a timely manner.

Item 10.  Executive Compensation

During the fiscal year ended March 31, 1999, the total compensation paid to Stephen Russell, the Company's Chief Executive Officer, from December 31, 1998 through the Year Ended March 31, 1999 was $95,000. No other executive officer of the Company received annual compensation of $100,000 or more during the fiscal year ended March 31, 1999.

Mr. Steffens has a three-month contract with the Company to act as its CEO, commencing June 1, 1999, under which he is paid $10,000 per month. On the successful conclusion of this contract he may be awarded 250,000 options to purchase stock in the Company at a price of $2.00 per share.

Mr. Pulley, the Company's Chairman, has a consulting contract pursuant to which he has agreed to consult with the Company for 48 days during calendar year 1999. He is paid $50,000 per annum in quarterly installments for his services. He was paid $25,000 during the year ended March 31, 1999. In addition, Mr. Pulley and Mr. Ward are each paid $1,000 fees for each Board meeting attended.

Mr. Pulley was awarded stock options for the purchase of 60,000 shares on July 1, 1998 (vesting March 31, 1999) and 110,000 shares on March 1, 1999 (vesting on March 1, 2000). Mr. Ward was awarded stock options of 60,000 shares on August 1, 1998 (vesting August 1, 1999). All options granted these two directors are exercisable at a price of $0.50 per share.

The Company has established two stock option plans to provide incentives to its directors, officers, employees and advisors. Through May 31, 1999 1,445,000 non-qualified stock options had been granted to 19 individuals. These options vest over two to three years, and, when fully vested, allow the holders to purchase common stock under these two plans at $0.50 and $1.50 per share.

Qui Vive has its own stock option plan and has granted options to purchase 344,500 shares of Qui Vive common stock to 14 individuals with exercise prices ranging from $0.10 to $1.00 per share. These options vest over a three-year period. Certain of the holders of these Qui Vive options are also officers or directors of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

To the Company's knowledge, the following table sets forth information regarding ownership of the Company's outstanding Common Stock on June 10, 1999 by (i) beneficial owners of more than 5% of the outstanding shares of Common Stock;
(ii) each director and each executive officer; and (iii) all directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed. Unless otherwise indicated, the address of each person identified below is the Company's principal office. As of June 10, 1999, there were 22,248,001 shares of Common Stock issued and outstanding.

Name and Address                           Shares of Common Stock
of Beneficial Owners                          Beneficially Owned     Percentage of Class
--------------------------------------------  ------------------     -------------------
Jeffrey Barlow, 5% Beneficial Owner               1,540,000                 6.82%
John Blumenthal, Director                         2,940,000                13.03%
Timothy Kapp, Director                              980,000                 4.34%
Stephen Russell, Executive Officer, Director      1,540,000                 6.82%
David Valenti, 5% Beneficial Owner                1,540,000                 6.82%
838 Edgehill Road
Salt Lake City, Utah 84103
John Zollinger, Director                          2,940,000                13.03%

All executive officers and

directors as a group (6 persons)                  8,400,000                   37%


There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change of ownership or control of the Company.

Item 12.  Certain Relationships and Related Transactions

John Blumenthal, a director and the former CEO of the Company and the holder of approximately 13% of its issued and outstanding common stock, is also the President of Qui Vive, a wholly owned subsidiary of the Company. Qui Vive has granted options to its development team, including Mr. Blumenthal. If all options currently outstanding and held by the development team were fully vested and exercised, the developers would own approximately 36% of the issued and outstanding shares of Qui Vive and the Company's ownership would be reduced to approximately 64%. Mr. Blumenthal would own 70,000 shares or approximately 8% of the issued and outstanding shares of Qui Vive (assuming all currently granted options were exercised). His ownership interest in both the Company and its subsidiary could create an inherent conflict of interest to the extent the objectives and interests of the Company were to differ from those of the minority owners of Qui Vive (including Mr. Blumenthal).

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits of the Company are included herein:

Exhibit No.                Document Description
-----------                --------------------

   2.1 Agreement and Plan of Merger dated October 11, 1997 (incorporated by reference to Current Report on Form 8-K, filed October 28, 1997)

   3.1 Certificate of Incorporation (Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24372)

   3.2 Amendment to Certificate of Incorporation (incorporated by reference to Definitive Information Statement on Form 14C, May 6, 1998)

   3.3 Bylaws (Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24372)

   4.1 Specimen common stock certificate (Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24372)

   4.2 Form of Warrant A to Purchase Common Stock (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998)

   4.3 Form of Warrant B to Purchase Common Stock (incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998)

   10.1 1992 Stock Option Plan (Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24372)

   10.2 Stock Option Agreement with Jehu Hand (Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24372)

   10.3 Stock Option Agreement with Eric Anderson (Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24372)

   10.4 Demand Convertible Promissory Note from Jehu Hand (Incorporated by reference to such exhibit as filed with the Company's annual report for the year ended March 31, 1996)

   10.5 Agreement with OEC (incorporated by reference to quarterly report on Form 10-QSB for the quarter ended December 31, 1997, as amended)

   10.6 Service Agreement with OEC (incorporated by reference to quarterly report on Form 10-QSB for the quarter ended December 31, 1997, as amended)

   10.7 Form of Employee Confidentiality, Work Product and Non-competition Agreement (incorporated by reference to quarterly report on Form 10-QSB for the quarter ended December 31, 1997, as amended)

   10.8   1999 Stock Option Plan

   10.9   Qui Vive Stock Option Plan

                            SUNDOG TECHNOLOGIES, INC.

                   formerly known as THE THORSDEN GROUP, LTD.
             Including the accounts of its wholly-owned subsidiaries
                         ARKONA, INC. and QUI VIVE, INC.

                          [A DEVELOPMENT STAGE COMPANY]

                              FINANCIAL STATEMENTS

                                 March 31, 1999

                       [WITH INDEPENDENT AUDITORS' REPORT]

                            SUNDOG TECHNOLOGIES, INC.
             Including the accounts of its wholly-owned subsidiaries
                          [A DEVELOPMENT STAGE COMPANY]



                                TABLE OF CONTENTS




                                                                     Page
                                                                     ----

         Independent Auditors' Report. . . . . . . . . . . . . . . . . 1


         Balance Sheet - March 31, 1999. . . . . . . . . . . . . . . . 2


         Statements of Operations for the years ended March
         31, 1999, and 1998, and for the Period June 11, 1992
         (inception) through March 31, 1999. . . . . . . . . . . . . . 3


         Statement of Stockholders' Equity for the Period
         June 11, 1992(inception) through March 31, 1999 . . . . . . . 4


         Statements of Cash Flows for the years ended March
         31, 1999, and 1998, and for the Period June 11, 1992
         (inception) through March 31, 1999 . . . . . . . . . . . . . .5


         Notes to Financial Statements  . . . . . . . . . . . . . . 6-11

                          Independent Auditors' Report


The Board of Directors and Shareholders
Sundog Technologies, Inc.[a development stage company]


We have audited the accompanying balance sheet of Sundog Technologies, Inc., [a development stage company] formerly known as The Thorsden Group, Ltd., including the accounts of its wholly-owned subsidiaries, Arkona, Inc. and Qui Vive, Inc. as of March 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998, and for the period from June 11, 1992 [inception] through March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Arkona, LLC, a limited liability company and predecessor of Arkona, Inc., for the period from inception through December 31, 1996, were audited by other auditors whose report dated September 30, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundog Technologies, Inc., [a development stage company] including the accounts of its wholly-owned subsidiaries as of March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has experienced losses from operations since its inception and has not yet begun generating significant revenue which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 -------------------------------
                                                 MANTYLA McREYNOLDS
Salt Lake City, Utah
June 10, 1999

                            SUNDOG TECHNOLOGIES, INC.
             Including the accounts of its wholly-owned subsidiaries
                          [A Development Stage Company]
                                  Balance Sheet
                                 March 31, 1999

                                     ASSETS


Current Assets
  Cash & cash equivalents - Note 1                                          $          2,215,620
  Marketable securities available for sale - Note 8                                        3,188
  Accounts receivable - Note 2                                                            51,200
  Prepaid expenses                                                                        25,550
                                                                            ---------------------
                         Total Current Assets                                          2,295,558

Property and Equipment - Note 6
  Property and equipment                                                                 380,406
  Less: Accumulated depreciation                                                         (52,146)
                                                                            ---------------------
                      Net Property and Equipment                                         328,260

Other Assets
  Deposits - Note 9                                                                      105,605
  Intangible assets - Note 4                                                              59,983
                                                                            ---------------------
                          Total Other Assets                                             165,588
                             TOTAL ASSETS                                   $          2,789,406
                                                                            =====================

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                          $            140,748
  Accrued liabilities                                                                     75,822
  Current portion of capital leases - Note 5                                              37,741
                                                                            ---------------------
                          Total Current Liabilities                                      254,311

Long-Term Liabilities
  Capital leases payable - Note 5                                                         30,267
                                                                            ---------------------
                         Total Long-Term Liabilities                                      30,267
                                                                            ---------------------
                              Total Liabilities                                          284,578

Stockholders'  Equity - Notes 7, 8, 11 & 13
  Preferred stock -- 10,000,000 shares authorized, $.001 par value; no shares issued and outstanding
Capital stock -- 50,000,000 shares authorized, $.001 par
  value; 22,530,101 shares issued and outstanding                                         22,530
Additional paid-in capital                                                             5,557,526
Accumulated unrealized losses on investments                                             (13,754)
Deficit accumulated during the development stage                                      (3,061,474)
                                                                            ---------------------
                         Total Stockholders' Equity                                    2,504,828
                                                                            ---------------------
                  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $          2,789,406
                                                                            =====================


                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
             Including the accounts of its wholly-owned subsidiaries
                          [A Development Stage Company]
                Statements of Operations and Comprehensive Income
                   For the Years Ended March 31, 1999 and 1998
       and for the Period June 11, 1992(inception) through March 31, 1999

                                                                                Period from
                                                Year              Year         June 11,1992
                                               ended             ended            Through
                                              3/31/99           3/31/98           3/31/99
                                           ------------      ------------      ------------
Revenues - Note 1                          $     75,167      $    144,271      $    219,438

Operating Expenses
 Cost of sales                                   49,756             2,110            51,866
 Research and development                     1,202,763           278,750         1,488,123
 Marketing, general and
administrative                                1,219,266           517,084         1,798,317
                                           ------------      ------------      ------------
  Total Operating Expenses                    2,471,785           797,944         3,338,306
                                           ------------      ------------      ------------
       Net Loss from Operations              (2,396,618)         (653,673)       (3,118,868)

Other Income/(Expense)
  Interest income                          $     50,520      $     20,803      $     71,364
  Interest expense                               (6,684)           (3,200)           (9,884)
 Other income                                       270               -0-               270
  Other expense                                    (178)             (110)             (288)
  Loss on sale of securities available
     for sale                                    (4,068)              -0-            (4,068)
                                           ------------      ------------      ------------
     Total Other Income/(Expense)                39,860            17,493            57,394
                                           ------------      ------------      ------------

     Net Loss Before Income Taxes            (2,356,758)         (636,180)       (3,061,474)
Provision for income taxes                          -0-               -0-               -0-
Net Loss                                   $ (2,356,758)     $   (636,180)     $ (3,061,474)
                                           ------------      ------------      ------------
Other comprehensive income:
   Unrealized holding gains(loss)               145,256          (159,010)          (13,754)
                                           ------------      ------------      ------------
Comprehensive Income (Loss)                  (2,211,502)         (795,190)       (3,075,228)
                                           ============      ============      ============
Loss per share - Note 1                    $       (.11)     $       (.06)     $       (.62)
                                           ============      ============      ============
Weighted average number shares               20,922,574        10,212,250         4,863,279
                                           ============      ============      ============


                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
             Including the accounts of its wholly-owned subsidiaries
                          [A Development Stage Company]
                       Statements of Stockholders' Equity
         For the Period June 11, 1992(inception) through March 31, 1999


                                                                                       Accum.
                                                                       Additnl.      Unrealized      Accum.         Total
                                          Shares          Common       Paid-In        Loss on      Loss Devel    Stockholders'
                                          Issued          Stock        Capital      Investments       Stage         Equity
                                        -----------    -----------   -----------    -----------    ----------    -----------
Balance, June 11, 1992                        -0-      $     -0-     $      -0-      $     -0-           -0-     $      -0-
Issued common stock for cash
through March 31, 1993                    400,000            400            100                                         500
Net loss for the year ended
March 31, 1993                                                                                          (269)          (269)

Balance, March 31, 1993                   400,000      $     400     $      100      $     -0-          (269)    $      231

Capital contribution                                                        500                                         500
Issued shares in Private                   24,500             25            221                                         246
Placement for cash
Net loss for the year ended
March 31, 1994                                                                                          (221)          (221)

Balance, March 31, 1994                   424,500      $     425     $      821      $     -0-          (490)    $      756

Net loss for the year ended
March 31, 1995                                                                                        (2,262)        (2,262)

Balance, March 31, 1995                   424,500      $     425     $      821      $     -0-        (2,752)    $   (1,506)

Net loss for the year ended
March 31, 1996                                                                                        (1,078)        (1,078)

Balance, March 31, 1996                   424,500      $     425     $      821      $     -0-        (3,830)    $   (2,584)

Net loss for the year ended
March 31, 1997                                                                                       (64,706)       (64,706)

Balance, March 31, 1997                   424,500      $     425     $      821      $     -0-       (68,536)    $  (67,290)

Issued stock for assets as part
of Arkona merger                       15,575,500         15,575                                                     15,575
Issued shares in Private
Placement for cash and
securities                              4,000,000          4,000      1,926,486                                   1,930,486
Issued shares in Private
Placement for cash                        132,500            133        264,867                                     265,000
Adjustment for unrealized loss
on investments                                                                        (159,010)                    (159,010)
Net loss for the year ended
March 31, 1998                                                                                      (636,180)      (636,180)

Balance, March 31, 1998                20,132,500      $  20,133     $2,192,174      $(159,010)     (704,716)    $1,348,581

Issued shares in Private
Placement for cash                      2,397,601          2,397      3,365,352                                   3,367,749
Adjustment to unrealized loss
on investments                                                                         145,256                      145,256
Net loss for the year ended
March 31, 1999                                                                                    (2,356,758)    (2,356,758)

Balance, March 31, 1999                22,530,101      $  22,530     $5,557,526      $ (13,754)   (3,061,474)    $2,504,828


                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
             Including the accounts of its wholly-owned subsidiaries
                          [A Development Stage Company]
                            Statements of Cash Flows
                   For the Years Ended March 31, 1999 and 1998
     and for the Period From June 11, 1992(inception) through March 31, 1999

                                                                                                  Period
                                                                                                   from
                                                                 Year             Year           6/11/92
                                                                ended            ended              to
                                                               3/31/99          3/31/98          3/31/99
                                                             -----------      -----------      -----------
Cash Flows Provided by/(Used for) Operating
Activities
Net Loss                                                     $(2,356,758)     $  (636,180)     $(3,061,474)
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation                                                  45,758            6,418           52,176
    Increase in accounts receivable                              (42,887)          (8,313)         (51,200)
    Increase in accounts payable                                  47,460           84,517          140,748
    Increase in other current liabilities                          4,894           29,791           75,822
    (Decrease)/increase in deferred income                       (10,417)         (19,583)             -0-
    Increase in prepaid expenses                                 (25,550)            --            (25,550)
                                                             -----------      -----------      -----------
           Net Cash Used for Operating Activities             (2,337,500)        (543,350)      (2,869,478)
Cash Flows Provided by/(Used for) Investing
Activities
  Decrease in Lease deposits                                       1,641         (107,246)        (105,605)
  Sale of Marketable Securities                                  823,668             --            823,668
  Patent costs                                                   (38,249)         (21,734)         (59,983)
  Capital expenditures                                          (181,337)        (198,095)        (380,436)
                                                             -----------      -----------      -----------
           Net Cash Used for Investing Activities                605,723         (327,075)         277,644
Cash Flows Provided by Financing Activities
  Increase in capital lease obligations                           11,036           56,972           68,008
  Proceeds from Private Placement of shares                    3,367,749        1,370,451        4,738,446
  Cash contribution                                                 --               --              1,000
                                                             -----------      -----------      -----------
          Net Cash Provided by Financing Activities            3,378,785        1,427,423        4,807,454
                                                             -----------      -----------      -----------
               Net Increase/(Decrease) in Cash                 1,647,008          556,998        2,215,620
Beginning Cash Balance                                           568,612           11,614              -0-
                                                             -----------      -----------      -----------
Ending Cash Balance                                          $ 2,215,620          568,612      $ 2,215,620
                                                             ===========      ===========      ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                     $     6,684            3,200      $     9,884
  Cash paid during the year for income taxes                 $       -0-              -0-      $       -0-
Noncash Financing Activities:
  Issued stock for marketable securities                     $       -0-          840,610      $   840,610


                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
             Including the accounts of its wholly-owned subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 1999

Note 1            Organization and Summary of Significant Accounting Policies
                  -----------------------------------------------------------

                  (a) Organization

                  Sundog Technologies, Inc. [Company] originally incorporated under the laws of the State of Delaware in 1992 as The Thorsden Group, Ltd., for the purpose of seeking and acquiring business opportunities. On March 25, 1999 the Company changed its name to Sundog Technologies, Inc., effective June 10, 1999. In October 1997, the Company merged with Arkona, Inc., a Utah corporation (formerly Arkona, LLC), in a reverse triangular merger, accounted for as a purchase. Since the merger, the Company has continued the business of Arkona, Inc.; developing, marketing, and selling software products which incrementally and automatically update database content, reference documents, and enterprise applications required by organizations with distributed business centers, field professionals, telecommuters, partners, and customers. The Company also has expanded to provide Business Process Improvement (BPI) and related Knowledge Management services through its Professional Services Group. BPI helps managers identify how their organizations must change to meet the challenges of tomorrow and provides a road map for implementing that change. In June of 1998, the Company formed a new subsidiary company, Qui Vive, Inc., to expand its software products developing, marketing, and selling. Principal operating activities have not yet commenced and the Company is considered to be in the development stage. The ultimate success of the Company will be dependent on its ability to adequately fund, develop and market its products. Results of operations have been combined for all periods presented in the accompanying financial statements. Intercompany transactions have been eliminated in consolidation.


                  (b) Income Taxes

                  Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement
                  requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. For the years ending March 31, 1999 and 1998 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Deferred tax benefits, and the related deferred tax assets, arising from the recognition of the tax consequences of net operating losses have not been recorded or recognized by the Company. Currently, there is no reasonable assurance that the Company will be able to take advantage of accumulated loss carry forwards in the future.


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

                            SUNDOG TECHNOLOGIES, INC.
       INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 1999
                                   [continued]

Note 1
                  Organization    and   Summary   of   Significant    Accounting
                  --------------------------------------------------------------
                  Policies[continued]
                  -------------------

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

                  (f) Revenue recognition

                  The Company recognizes revenue upon delivery of the software products to the customer and by providing Business Process Improvement and related Knowledge Management services through its Professional Services Group. Any additional obligations related to the software, such as service agreements, are negotiated under a separate contract; revenue on these items is recognized over the period of service as is appropriate.


Note 2            Concentration
                  -------------

                  The Company has entered into contracts with two customers to develop software applications using the Company's proprietary systems.

                  As an additional provision of one contract, the Company agreed to pay a customer royalties of two percent of net revenues up to the contract amount ($125,000) and one percent of net revenues thereafter, from subsequent sales or licensing to third parties of the product developed for such customer.

                  Accounts receivable consists entirely of amounts due from one customer. No reserve has been provided for uncollectible amounts. The customer paid the balance due in April, 1999.

                  The Company maintains cash balances in a financial institution located in the Salt Lake City, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash of $190,327 in excess of the FDIC insured limit at March 31, 1999.

Note 3            Income Taxes
                  ------------

                  The Company has available net operating loss (NOL) carry forwards of approximately $2,356,758, the benefits of which will expire in various amounts through 2014. NOLs will only be usable to the extent that the Company is successful in obtaining future profitability, or incurring profitable transactions.


Note 4            Intangible Assets
                  -----------------

                  The  Company  has  applied  for  patent   protection  for  its
                  proprietary software and has expended $59,983 for these rights. The patents are still in the process of being granted. The Company will begin to amortize these assets upon completion of patent registration or at the point when the products begin to generate revenue.

                            SUNDOG TECHNOLOGIES, INC.
       INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 1999
                                   [continued]

Note 5            Leases
                  ------

                  The   Company   has   various    capital   lease    agreements
                  collateralized with property and equipment as of March 31, 1999. These leases bear interest at 12% and have remaining terms of one to five years. Future minimum lease payments are as follows:


                          Minimum
   Year Ending            Lease               Principal         Interest
                         Payments
                  ---------------------- ------------------ -----------------
    3/31/2000     $              45,850  $          37,741  $          8,109
    3/31/2001                    18,344             16,312             2,032
    3/31/2002                     7,353              5,927             1,425
    3/31/2003                     6,351              5,686               665
    3/31/2004                     2,422              2,342                80
                  ---------------------- ------------------ -----------------
      Total       $              80,320  $          68,008  $         12,311
                  ====================== ================== =================


                  The Company has operating leases for its office facilities which expire at various times through March 2002. Future minimum lease payments for the office facilities amount to $115,481, $50,228, and $47,621 for fiscal years ending March 31, 2000, 2001, and 2002, respectively. Rent expense during the current year was $44,980 for 1999 and $11,643 for 1998.


Note 6            Property and Equipment
                  ----------------------

                  Property and equipment are summarized by major classifications as follows:

                                             Accumulated
                           Acquisition       Amortization/       Net Book
                               Cost          Depreciation          Value
                         ---------------  ------------------ -----------------
Office Furniture         $        24,259  $            3,566  $         20,693
Computer Software                 58,533              11,273            47,260
Computer Equipment               297,614              37,307           260,307
                         ---------------  ------------------ -----------------
     Total               $       380,406  $           52,146  $        328,260
                         ===============  ================== =================

                  The Company has acquired approximately $115,366 in computer equipment financed through capital lease. Depreciation expense, including the amortization of assets acquired by capital lease, amounted to $45,758 and $6,418 during the years ended March 31, 1999 and 1998, respectively. The Company computes depreciation using the straight-line method over five years.

                            SUNDOG TECHNOLOGIES, INC.
       INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 1999
                                   [continued]

Note 7            Merger with Arkona, Inc.
                  ------------------------

                  Effective October 7, 1997, all of the Arkona, Inc. common stock issued and outstanding was converted into and exchanged for 2,972,200 shares of Sundog Technologies, Inc., common stock. At that time all converted Arkona stock was canceled. Additional shares were issued in the amount of 11,027,800 to shareholders of Arkona and 1,575,500 shares were issued to shareholders of Sundog. The financial statements in this report have been restated, where necessary, for the effects of this merger.

Note 8            Private Placement Memorandum/Marketable Securities
                  --------------------------------------------------

                  Closing of the merger referred to in Note 7 was subject to an offering of 4,000,000 shares of common stock through a private placement memorandum. The shares are exempt from registration under the Securities Act of 1933, and applicable state securities laws, pursuant to exemptions contained therein. Accordingly, the shares were offered by the Company to a limited number of persons. The 4,000,000 shares ($.001 par) were issued for cash ($1,159,390 less $69,514 in costs) and securities (valued at $840,610) to equal $2,000,000 or $.50 per share, prior to settlement fees. The securities delivered in the placement consisted of 3,000 shares of Eurogas Corporation (valued at $7.00 per share) and 204,200 shares of InterjetNet Corporation (valued at $5.00 per share). A provision for accepting the securities allowed for the Company to receive, upon sale of said securities, at least $.50 per share in cash proceeds for the Thorsden stock issued under the offering. Any shortfall in the value of the securities when sold would result in a reduction of the number of shares issued through the offering. Rather than reducing the number of shares issued, the subscriber made a verbal commitment to contribute additional shares of InterjetNet to ensure that the Company is able to realize cash equal to the original market value. All of the InterjetNet shares were sold in June of 1998 for approximately $820,000. The net unrealized loss on investments was reduced during the year by approximately $145,000 due to the market value increase and subsequent sale of the InterjetNet stock. The year end unrealized loss on investments of $13,754 was related to the Eurogas securities. The unrealized loss is based on the original cost of the securities verses current market value. As of March 31, 1999, the Company had 3,000 shares remaining. These securities are available for sale and have been adjusted to fair market value as of March, 31, 1999.

                  An additional  Private  Placement  Memorandum  (dated March 4,
                  1998) has been circulated. This offering originally involved the issuance of up to 2,000,000 units, consisting of 2,000,000 shares of common stock of the Company and 2,000,000 common stock purchase warrants. In July of 1998 the memorandum was amended to change the common stock price from $2/share to $1.50/share, which increased the total offering to 2,666,666 shares. The warrants enable the purchasers to buy an additional 1,333,333 shares of common stock at prices ranging from $2 to $3 per share over a two year period. Proceeds from this offering, of approximately $3.83 million through June 10, 1999, have been used primarily to fund the development and marketing of the Company's two divisions.

                            SUNDOG TECHNOLOGIES, INC.
       INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 1999
                                   [continued]

Note 9            Deposits
                  --------

                  In conjunction with its lease obligations, the Company has placed security deposits with its landlord or with banks. A deposit of $3,413 was paid at the inception of the office lease to the landlord. The remaining amount is composed of two certificates of deposit placed in financial institutions which are collateral for the equipment and office leases.

Contract Requiring Deposit       Rate        Amount           Maturity
--------------------------       ----        ------           --------
 Equipment Lease                6.160%       70,259       November 4, 1999
 Office Lease                   4.000%       35,346          June 23, 1999
 Total                                      105,605
                                           =========


Note 10           Going Concern
                  -------------

                  The Company has incurred losses from inception to March 31, 1999 amounting to $2,356,758. Financing the Company's activities to date has primarily been the result of private placement offerings. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management anticipates reaching a level of profitable operations. To the extent that cash flow requirements are not met by operations, management intends to raise additional capital through private placement offerings.


Note 11           Stock Option Plans
                  ------------------

                  The Company has  established  two Stock Option Plans (1992 and
                  1999) to provide incentives to its directors, officers, employees and advisors, to do business with the Company, and to enable the Company to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-range success. Granting of options is at the discretion of the Stock Option Committee of the Board. The Committee may determine the terms and conditions of options, consistent with the Plan. Each plan currently has authorized 2,000,000 shares.

                  Through May 31, 1999, the 1992 Plan has granted 1,095,000 options to 17 individuals with a stock purchase price of $.50 per share and the 1999 Plan has granted 350,000 stock options to four individuals with a purchase price of $1.50 per share. These options vest over two to three years, and, when fully vested, allow the holders to purchase common shares at $.50 and $1.50 per share. In the 1992 plan, 150,000 options have vested; through the date of this report, no options have been exercised.

                  Qui Vive has its own stock option plan which makes 45% (or 450,000 options for 450,000 shares)of Qui Vive, Inc., available to key individuals over a three year vesting period. Through May 1999, 344,500 options have been granted to 14 individuals with exercise prices ranging from $.10 to $1.00 per share. Of these options, approximately 109,800 vested.

                            SUNDOG TECHNOLOGIES, INC.
       INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY, ARKONA, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 1999
                                   [continued]

Note 12           401K Profit Sharing Plan
                  ------------------------

                  On January 15, 1998, the Directors adopted an employee benefit program consisting of a 401K Profit Sharing Plan. The 401K Plan provides for employees to contribute on a pretax basis, employer matching, and a broad portfolio of investment options within the plan to be selected by the employee. Employer matching contributions are made at the sole discretion of management. Profit sharing expense recognized under this plan was $18,977 and $4,138 for the years ended March 31, 1999 and 1998, respectively.



Note 13           Subsequent Events
                  -----------------

                  Subsequent to March 31, 1999 and through June 10, 1999, the Company has received approximately $161,500 for 107,667 shares from additional private placement subscriptions and $33,334 through the exercise of stock warrants to purchase 16,500 shares.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SUNDOG TECHNOLOGIES INC.


                                            By:    /s/ Stephen Russell
                                               ---------------------------
                                            Its:  Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


By:   /s/ John Blumenthal                            Date: June 29, 1999
      ---------------------------
        John Blumenthal, Director

By:   /s/ Stephen Russell                            Date: June 29, 1999
      ------------------------------------------
        Stephen Russell, Chief Financial Officer
        Vice President Finance and Director
        (Principal Accounting Officer)

By:   /s/ John Zollinger                             Date: June 29, 1999
      --------------------------
        John Zollinger, Director

By:   /s/ Tim Kapp                                   Date: June 29, 1999
      --------------------
        Tim Kapp, Director

By:   /s/ Jerral Pulley                              Date: June 29, 1999
      --------------------------------------
        Jerral Pulley, Chairman and Director

By:   /s/ Joseph Ward                                Date: June 29, 1999
      -----------------------
        Joseph Ward, Director