Form 10QSB
period 1999-06-30
THORSDEN GROUP LTD
filed 1999-08-16
CIK 925662

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       OR

( )  Transition  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange  Act of 1934  for the  transition  period  from        to
                                                             --------  -------


Commission File Number 0-24372
------------------------------



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

                                (801) 424-0044

              (Registrant's telephone number, including Area Code)



Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

As of June 10, 1999, there were issued and outstanding 22,560,234 shares of the Company's Common Stock, par value $.001 per share.


Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                -----   -----

                                Table of Contents

                                                                                                     Page No.

Part I. Financial Information...............................................................................3


1.       Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 1999(unaudited) and

                  March 31, 1999 (audited)..................................................................3



         Unaudited Condensed Consolidated Statements of Income for the three and nine months ended

                  June 30, 1999 and 1998....................................................................4



         Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended

                   June 30, 1999 and 1998...................................................................5



         Notes to Unaudited Condensed Consolidated Financial Statements.....................................6


2.       Management's Discussion and Analysis or Plan of Operation..........................................7


Part II.  Other Information................................................................................15


                                  Page 2 fo 18

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS


                            Sundog Technologies, Inc.

                          (A Development Stage Company)

                      Consolidated Condensed Balance Sheets

                                                       June 30          March 31
                                                   1999 (Unaudited)       1999
                                                     -----------      -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents                    $ 1,131,625      $ 2,215,620
        Marketable Securities                              2,280            3,188
        Accounts Receivable                                5,744           51,200
        Prepaid Expenses                                  49,539           25,550
      Intercompany
                                                     -----------      -----------
    Total Current Assets                               1,189,188        2,295,557
                                                     -----------      -----------
    Property and  Equipment                              459,501          380,406
        Less: Accumulated Depreciation                    68,479           52,146
                                                     -----------      -----------
    Property and  Equipment, Net                         391,022          328,260
                                                     -----------      -----------
    Other Assets
        Deposits                                         106,968          105,605
        Intangible Assets                                 70,322           59,983
                                                     -----------      -----------
    Total Other Assets                                   177,290          165,588
                                                     -----------      -----------
TOTAL ASSETS                                         $ 1,757,500      $ 2,789,406
                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                             $   167,664      $   140,748
        Deferred Income on Maintenance Contracts            --               --
        Equipment Lease Obligations                       33,784           38,590
        Accrued Liabilities                               77,032           75,822
                                                     -----------      -----------
    Total Current Liabilities                            278,480          255,160
                                                     -----------      -----------
       Equipment Lease Obligations                        22,756           29,416
       Other Current Liabilities                            --               --
       Intercompany
                                                     -----------      -----------
Total Liabilities                                        301,236          284,576
                                                     -----------      -----------

Stockholders' Equity
    Common Stock                                          22,560           22,530
    Additional paid in Capital                         5,752,330        5,557,526
    Accumulated (Deficit)                             (4,303,964)      (3,061,472)
    Accumulated unrealized loss on investments           (14,662)         (13,754)
                                                     -----------      -----------
Total Stockholders' Equity                             1,456,264        2,504,830
                                                     -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,757,500      $ 2,789,406
                                                     -----------      -----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            Sundog Technologies, Inc.

                          (A Development Stage Company

             Consolidated Condensed Statement of Income (Unaudited)

                                                                 From Inception
                                     Three Months Ended              6/11/92
                                  6/30/99           6/30/98     to June 30, 1999
                                -----------       -----------     -----------
Net Revenues                         5,689            6,250          225,127

Costs and Expenses:

  Cost of Sales                     11,542              851           63,408
  Research and Development         554,946          197,638        2,043,069
  Marketing, Admin & Sales         699,751          246,113        2,498,068

Operating Costs and Expenses     1,266,239          444,602        4,604,545

Operating (Loss)                (1,260,550)        (438,352)      (4,379,418)
  Interest Income                   20,110            7,803           91,474
  Interest Expense                  (2,053)          (1,236)         (11,937)
  Other Expense                       --               --             (4,356)
  Other Income                        --                100              270
                                -----------       -----------     -----------

Net (Loss)                      (1,242,493)        (431,685)      (4,303,967)
                                ===========       ===========     ===========
Net (Loss) per share                (0.055)           (0.02)           (0.19)
Weighted average number
Of Shares Outstanding           22,560,234       20,207,625       22,560,234
                                -----------       -----------     -----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            Sundog Technologies, Inc.

                         (A Development Stage Company)

           Consolidated Condensed Statement of Cash Flows (Unaudited)

                                                                                       CUMULATIVE FROM
                                                              THREE MONTHS ENDED          INCEPTION
                                                           June 30         June 30      June 11, 1992
                                                             1999            1998      To June 30, 1999
                                                         -----------     -----------     -----------
Cash Flows (used by) Operating Activities:
    Net (Loss)                                           (1,242,493)       (431,685)     (4,303,967)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation                                         19,059           8,779          71,235
    Changes in Assets and Liabilities:
        Increase Accounts Receivable                         45,456           2,063          (5,744)
        Prepaid Expenses                                    (23,989)           --           (49,539)
        Accounts Payable                                     26,917          26,020         167,665
        Deferred Income                                        --            (6,250)           --
        Accrued Liabilities                                   1,210         (39,264)         77,032
                                                         -----------     -----------     -----------
Net Cash (Used By) Operating Activities                  (1,173,840)       (440,337)     (4,043,318)
                                                         -----------     -----------     -----------
Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                  (81,821)         (1,952)       (462,257)
    Disposition of Marketable Securities                       --           299,322         823,668
    Lease Deposits                                           (1,362)           --          (106,967)
    Patent/Trademark Costs                                  (10,339)         (1,277)        (70,322)
                                                         -----------     -----------     -----------
Net Cash Used for Investing Activities                      (93,522)        296,093         184,122
                                                         -----------     -----------     -----------
Cash Flows Provided By Financing Activities:
    Proceeds from Private Placement of Shares               194,834         150,252       4,933,280
    Increase in Lease Obligations                           (11,467)         (4,958)         56,541
    Cash Contribution                                          --                 0           1,000
                                                         -----------     -----------     -----------
Net Cash Provided By Financing Activities                   183,367         145,295       4,990,821
                                                         -----------     -----------     -----------
Net Increase/(Decrease) in Cash and Cash Equivalents     (1,083,995)          1,051       1,131,625
                                                         -----------     -----------     -----------

Beginning Cash Balance                                    2,215,620                            --

                                                         -----------     -----------     -----------
Ending Cash Balance                                       1,131,625           1,051       1,131,625
                                                         -----------     -----------     -----------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            Sundog Technologies, Inc.

                   Notes to Consolidated Financial Statements


Preliminary Note

The Company has prepared the accompanying condensed consolidated financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate to present clear, unequivocal information. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. We suggest that these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

Note 1 Concentration

The Company is still in the development stage, and its revenues to date are from two customers.

Note 2 Intangible Assets

The Company has applied for patent and trademark protection for its proprietary software and brand names and has expended $53,997 for patent rights and $16,345 for trademark rights. These expenses are primarily for professional services in connections with the applications. The application for registration of these patents and trademarks are still in the process of being granted, but recent communications with the Patent and TradeMark Office suggests a favorable outcome, although no assurance can be given as to any such outcome. The Company will begin to amortize these assets upon completion of patent registration or at the point when the products begin to generate revenue.

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

Arkona

During the quarter ended June 30, 1999, Arkona continued rapid enhancement of its core product Universal Update. Universal Update version 1.5 was released during Sun Microsystems JavaOne(TM) tradeshow and was delivered to prospects for evaluation. This release marks a substantial improvement over version1.0 adding a simplified interface for administrators, new application "adapters" for accessing a variety of corporate data sources, and documented programming interfaces making it easier for technology companies to license and embed the Universal Update technology.

Also in June 1999, Arkona's recently formed professional service group made a series of new training courses available to customers. This group provides Arkona's customers with both training and consulting in business process improvement (BPI), a service used to drive demand for Arkona's software products and a prerequisite to ensure complete client satisfaction. Additionally, courses were added covering Knowledge Management best practices, a service closely tied to BPI. This quarter the professional service group signed additional contracts with the U.S. Department of Defense, DFAS division, the DC Metro Authority, and acted as subcontractor for training courses at Intermountain.

Arkona's Solutions

Arkona provides both product and service solutions to its customers to facilitate enterprise information sharing. Arkona's core software technology, Universal Update, provides a flexible information brokering technology designed to facilitate information sharing between disparate business systems. Arkona's professional service group provides complementary training and consulting, facilitating both the IT strategy to implement Universal Update and information and process redesign to facilitate information sharing at the human level.

Universal Update

Universal Update is an information broker for the extended enterprise. It facilitates the collection, transformation, and exchange of vital information between disparate business systems. Rapid setup and easy administration eliminate costly integration activities and provide a simpler and more pragmatic approach for sharing data throughout the enterprise.

Unites islands of information.

Universal Update facilitates the collection, transformation, and exchange of vital information between business systems. It allows companies to share previously untapped information with employees, partners and customers.

Does away with programming, saving time and money.

Universal  Update  does  away  with  complex  and  expensive   transaction-  and
event-based implementation. Its dynamic architecture allows for rapid setup and promotes a healthy, adaptive enterprise.

Eliminates barriers to greater business value.

Universal Update's unique, non-event-driven architecture facilitates opportunistic, non-intrusive data integration. This key difference dissolves political issues and keeps integration projects from becoming major IT productions.

Sundog Professional Services

Sundog provides Business Process Improvement (BPI) and related Knowledge Management services through its Professional Services group. BPI helps managers identify how their organizations must change to meet the challenges of tomorrow and provides a road map for implementing that change. It is a rigorous and structured approach for fundamentally rethinking and redesigning how an organization meets its objectives. It gives managers the analytical tools and strategies to question current management assumptions about work practices and procedures. BPI allows managers to decide if a practice is necessary, and if so, whether it should be performed in-house or outsourced. It also includes methods to evaluate best practices and future technology requirements.

Sundog's  approach to BPI ensures  that  clients  have the support  necessary to revalidate their missions, set a visionary course for the future, and reconfigure their operations to create an enterprise that works better and costs less. To that end, Sundog provides comprehensive methods, tools, advisory services, and education concerning the disciplines of BPI and Knowledge Management.

Sundog' Professional Services provide a perfect complement to Universal Update. While Universal Update is designed to simplify the integration of information and processes at a technology level, Sundog's Professional Services provides a roadmap for integration at a business level. Together Universal Update and Professional Services form a complete business integration package.

BPI Services include the following:

o Strategic Planning: define the domain, conduct relevant analysis, and identify major drivers and opportunities for improvement in functional areas.

o Enterprise Development and Modeling Services: assist clients to develop functional area dna enterprise level data models that improve leaders' understanding area of responsibility.

o Functional Process Assessments: utilize BPI techniques and tools to review and validate the design, development, and implementation of functional process improvements.

o Functional Architectures: assist client in defining the scope of the functional area and its functional activities; current and future methods, management processes, and data structures; objectives, performance measures, and targets to support recommendations.

o Process and Data Baselines: reviews existing methods, management processes, and data structures to identify process and data improvements.

o Activity Modeling: provides a clear picture of improvement opportunities and non-value added processes.

o Activity-Based Analysis and Activity-Based Costing: provides basis for developing recommendations.

o Business Rule Development: documents the information requirements of functional activities.

o Evaluation of Alternatives and Selection of Process, Data, and Information System Improvements.

o    Requirements   Prototyping:   offers   solutions  for  current  and  future
     information management requirements.

Integration of product & services

Sundog's Professional Services provides a perfect complement to Universal Update. While Universal Update is designed to simplify the integration of information and processes at a technolgy level, Professional Services provides a roadmap for integration at the business level. Together Universal Update and Professional Services from a complete business integration package.

Benefit to Customers

Captures Business Knowledge

Business Process Improvement and its business modeling techniques clearly document business processes, operating rules, information needs, and resource requirements-mission critical information that is typically undocumented and known only to a few domain experts. Once documented in a business model, this information is used to assess requirements for improvements in enterprise business processes and information systems, correctly appraise the impact of change at any point in the business, and evaluate "what if" scenarios.

Creates a Common Vision

Just as an experienced contractor would never consider building a house without a blueprint, large IT projects demand a single plan from which everyone works. Business models developed by Sundog's analysts provide key decision-makers with an "easy-to understand," graphical blueprint of the business. The models enable executives, functional managers, IT staff, and engineers to work from a common plan toward a common objective. This blueprint speeds system implementation, increases user satisfaction, and helps companies avoid costly technology mistakes.

Manages Change

Effective business models provide a solid architectural foundation that is resilient to change. Models are independent of technology. Focusing on "what a business does" rather than on "the software used" improves technology evaluations, enables impact analysis, and eliminates non-value-added processes and systems. This approach more accurately describes the expected behavior of the current business system and clearly identifies gaps and overlaps in business functions.

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

Results of Operations

Three Months Ended June 30, 1999 and 1998

Revenues for the quarter ended June 30, 1999 were $5,689 (1998: $6,250). Operating costs and expenses totaled $1,266,239 in the quarter ended December 31, 1998 (1998: $444,602). The 1999 expenses included $554,946 in research and development expense (1998: $197,638). The increased expenses in 1999 reflect the addition of personnel primarily to work on the enhanced e-mail product. The Company expects that research and development expenditures will continue to increase during the next twelve months as development of existing and new products continues. We expect that adding new personnel in this area will increase these expenses by approximately 10% in the next quarter.

The Company had $20,110 in interest income during the quarter ended June 30, 1999 (1998: $7,803). The increase in interest income is due to increased cash balances maintained in banks following the sale of the Company's common stock in a private placement. The net loss for the quarter was $1,242,493 (or $.06 per share) compared to a loss $-431,685 (or $.02 per share) in 1997.

Revenues  for  the  quarter  were  provided  by a P.O.  from  Abacus  Technology
Corporation for work performed Sundog's Professional Services. Sundog is currently bidding for a number of projects utilizing its core technologies, but there is no assurance it will be the succeeding bidder on any of such projects. Expenses for the quarter reflect the cost of people, engineering research, and marketing and selling efforts, which will form the foundation of future increased revenue and profitability growth.

The primary marketing focus for the quarter continued to be establishing the Company's identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

The Company has entered into a license agreement with OEC Medical Systems,  Inc.
(OEC) to whom the Company has agreed to pay a royalty on revenues generated from the licensing or use of a software product developed by Arkona in 1997. The royalty is equal to five percent of net revenues until OEC has recovered $125,000, the amount paid to Arkona to develop the product. Thereafter, the royalty is two percent of net revenues thereafter until OEC has been paid $250,000 and one percent of revenues. No royalties have been paid by the Company to date under this arrangement.

Liquidity and Capital Resources

At June 30, 1999 the Company had cash and cash equivalents of $1,131,625, as compared to cash and cash equivalents of $2,215,620 as of March 31, 1999. Cash was provided during the period through the sale of stock in a private placement.

Capital  spending  of $81,821 in the 3 months was  primarily  for  computer  and
related   equipment  used  in  the  Company's   operations,   including  product
development and research.

The Company held marketable securities available for sale at June 30, 1999 . Although the Company does not intend to engage in the business of investing in or buying and selling securities of other companies, these securities were received as partial consideration in connection with the sale of the Company's common stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas Corp. ("EUGS").

At June 30, 1999 , the sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.76 per share. Shares traded in the NASDAQ OTC markets are characterized by price volatility and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize the values similar to those shown above.

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

Recent Sales of Unregistered Securities. During the three months ended June 30 1999, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company issued 124,294 shares of common stock and warrants to purchase 107,627 shares of common stock. Gross proceeds to the Company of $194,774 were generated by the sale of these securities. The Company issued such shares without registration under the Act in reliance on exemptions from registration under the Section 4(2) and/or 3(b), as well as Regulation D promulgated under the Act. The shares of common stock were (and the shares issueable upon exercise of the warrants will be) issued as restricted securities and the certificates representing such shares are or will be stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. In each case, the purchasers of the securities were accredited investors, as that term is defined by Rule 501 under the Act, or represented to the Company that they were sophisticated investors who were experienced in making investments of this type, either alone or with a purchaser representative, and that they or their purchaser representatives were otherwise suitable (under state and federal regulations) and possessed adequate means of providing for their current needs and personal contingencies and who had no need for liquidity in an investment in securities such as the Company's common stock, which are subject to certain risks, including the possible loss of a person's investment in whole or in part.

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


                                 Sundog Technologies, Inc.

                                 (Registrant)




                                 /s/ Stephen Russell
Date: February 12, 1999          ----------------------------------------
                                 Stephen Russell, Chief Executive Officer, and
                                 Controller (Principal Financial and Accounting
                                 Officer)