Form 10QSB/A
period 1999-06-30
SUNDOG TECHNOLOGIES INC
filed 1999-09-22
CIK 925662

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB/A



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       OR

( )      Transition  Report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition  period from         to
                                                               -------  -------


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

Note 3   Subsidiary Company


The Board of Directors created a subsidiary, Qui Vive, Inc., on June 5, 1998, for the development of a new product. (This Company is engaged in the development of sundog's e-mail security software product and Internet application more fully described below. QV is wholly owned by Sundog, however the Company has granted options to key personnel of QV as an incentive to further the development work on the QV products. If all options allocated are granted and subsequently exercised in full, the options granted to the QV development team will result in the team's ownership of approximately 45% of the issued and outstanding common stock of QV and reduce the ownership of Sundog proportionately.)


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


Also in June 1999, Arkona's recently formed professional service group made a series of new training courses available to customers. This group provides Arkona's customers with both training and consulting in business process improvement (BPI), a service used to drive demand for Arkona's software products and a prerequisite to ensure complete client satisfaction. Additionally, courses were added covering Knowledge Management best practices, a service closely tied to BPI. This quarter the professional service group signed additional contracts with the U.S. Department of Defense, DFAS division, the DC Metro Authority, and acted as subcontractor for training courses at Intermountain Health Care.


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

time with or without consent and frequently without knowledge. Once an electronic e-mail message has been sent, an author loses all control of his or her words. According to industry analyst Esther Dyson, the challenge is not to keep everything secret, but to limit misuse of such information.


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


Management believes that the cash available to the Company from recently completed and planned sales of marketable securities, proceeds from the sale of its own securities, and cash provided by operations will be sufficient to meet the business requirements of the Company for the next three-six months. If the Company expands its efforts to develop new products, or the projected revenues do not materialize in the timeframe anticipated, seeking additional funding through the sale of its securities or through borrowing may be required.
Presently the Company does not have an established bank line of credit or similar facility. The sale of equity securities will result in immediate and possibly substantial dilution of existing shareholders.


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


The Company's common stock is quoted on the over-the-counter ("OTC") Nasdaq electronic bulletin board under the symbol SUDG. To date there has been only limited trading activity in the Company's stock.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Sundog Technologies, Inc.

                                            (Registrant)

                                            /s/ Jerral R. Pulley
                                            ---------------------------

Date: August 16, 1999                       Jerral R. Pulley
                                            Chairman of the Board