Form 10QSB
period 1999-09-30
SUNDOG TECHNOLOGIES INC
filed 1999-11-15
CIK 925662

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       OR

( )      Transition  Report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition  period from                 to
                                                               -------------
         --------------

Commission File Number 0-24372

                            Sundog Technologies, Inc.

           (Name of small business issuer as specified in its charter)

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


Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---
As of November 12, 1999, there were issued and outstanding 22,560,234 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                 ---       ---



                                Table of Contents



                                                                                                               Page No.

Part I. Financial Information.....................................................................................3


     1.   Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 1999 (unaudited) and

                  March 31, 1999 (audited)........................................................................3



         Unaudited Condensed Consolidated Statements of Income for the three and six months ended

                  September 30, 1999 and 1998.....................................................................4



         Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended

                   September 30, 1999 and 1998....................................................................5



         Notes to Unaudited Condensed Consolidated Financial Statements...........................................6


     2   Management's Discussion and Analysis or Plan of Operation...............................................13

     3.  Quantitative and Qualitative Disclosures about Market Risk..............................................22

Part II.  Other Information......................................................................................22

                                     PART I

ITEM 1--FINANCIAL STATEMENTS



                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

Consolidated Condensed Balance Sheets

                                                     September 30     March 31
                                                         1999            1999
                                                     -----------    -----------
                                                      Unaudited
                                                      ---------
ASSETS
    Current Assets
        Cash and Cash Equivalents                    $    62,176    $ 2,215,620
        Marketable Securities                              1,980          3,188
        Accounts Receivable                                4,245         51,200
        Other Receivable                             $   590,000           --
       Prepaid Expenses                                   34,894         25,550
                                                     -----------    -----------
    Total Current Assets                                 643,296      2,295,558
                                                     -----------    -----------
    Property and  Equipment                              473,696        380,406
        Less: Accumulated Depreciation                   (94,356)       (52,146)
                                                     -----------    -----------
    Property and  Equipment, Net                         379,340        328,260
                                                     -----------    -----------
    Other Assets
        Deposits                                         108,348        105,605
        Intangible Assets                                 80,637         59,983
                                                     -----------    -----------
    Total Other Assets                                   188,985        165,588
                                                     ===========    ===========
TOTAL ASSETS                                         $ 1.211,620    $ 2,789,406
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                             $   154,054    $   140,748
        Equipment Lease Obligations                       24,973         37,741
        Accrued Liabilities                              163,853         75,822
                                                     -----------    -----------
    Total Current Liabilities                            342,880        254,311
                                                     -----------    -----------
       Equipment Lease Obligations                        19,771         30,267
       Other Current Liabilities                            --             --
                                                     -----------    -----------
Total Liabilities                                        362,651        284,578
                                                     -----------    -----------
Stockholders' Equity
    Common Stock                                          23,191         22,530
    Additional paid in Capital                         6,351,699      5,557,526
    Accumulated (Deficit)                             (5,510,959)    (3,061,474)
    Accumulated unrealized loss on investments           (14,962)       (13,754)
                                                     -----------    -----------
Total Stockholders' Equity                               848,969      2,504,828
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,211,620    $ 2,789,406
                                                     ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

             Consolidated Condensed Statement of Income (Unaudited)


                                                                                                               From Inception
                                ------------------------------------------------------------------------
                                          Six Months Ended                       Three Months Ended            June 11, 1992
                                ------------------------------------------------------------------------
                                  Sept 30, 1999       Sept 30, 1998       Sept 30, 1999       Sept 30, 1998   to Sept 30, 1999
                                --------------------------------------------------------------------------------------------

Net Revenues                         16,197              11,167              10,508               4,917         235,635
                                --------------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of Sales                      25,700                 999              14,158                 148          77,566
  Research and Development        1,053,036             445,034             498,091             247,396       2,541,159
  Marketing, Admin & Sales        1,410,723             463,115             710,971             217,002       3,209,040

                                --------------------------------------------------------------------------------------------
Operating Costs and Expenses      2,489,459             909,148           1,223,220             464,546       5,827,765
                                --------------------------------------------------------------------------------------------

Operating (Loss)                 (2,473,262)           (897,981)         (1,212,712)           (459,629)     (5,592,130)

  Interest Income                    27,555              18,069               7,445              10,266          98,919
  Interest Expense                   (3,778)             (2,869)             (1,725)             (1,633)        (13,662)
  Other Expense                           -                   -                   -                   -          (4,356)
  Other Income                            -                 100                   -                   -             270

                                --------------------------------------------------------------------------------------------
Net (Loss)                       (2,449,485)           (882,681)         (1,206,992)           (450,996)     (5,510,959)
                                ============================================================================================

Net (Loss) per share                  (0.11)              (0.04)              (0.05)              (0.02)          (0.24)
                                --------------------------------------------------------------------------------------------
Weighted average number
Of Shares Outstanding            22,560,234          20,492,335          22,560,234          20,492,335      22,560,234
                                --------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

           Consolidated Condensed Statement of Cash Flows (Unaudited)




                                                                                                                     CUMULATIVE
                                                    --------------------------------------------------------
                                                         Six Months Ended           Three Months Ended             FROM INCEPTION
                                                    --------------------------------------------------------
                                                            September 30                   September 30             June 11, 1992
                                                         1999          1998            1999           1998        To Sept 30, 1999
                                                    ----------------------------------------------------------------------------
Cash Flows (used by) Operating Activities:
    Net (Loss)                                          (2,449,485)    (882,681)    (1,206,992)    (450,996)         (5,510,959)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation                                        42,210       20,040         23,151       10,054              94,386
    Changes in Assets and Liabilities:
        Increase Accounts Receivable                        46,954        8,313          1,498        6,250              (4,246)
        Prepaid Expenses                                    (9,344)           -         14,645            -             (34,894)
        Accounts Payable                                    13,306       24,005        (13,610)      (1,099)            154,055
        Deferred Income                                          -      (10,417)             -       (4,167)                  -
        Accrued Liabilities                                 88,030      (28,028)        86,820       10,320             163,852
                                                    ----------------------------------------------------------------------------
Net Cash (Used By) Operating Activities                 (2,268,329)    (868,768)    (1,094,488)    (429,638)         (5,137,806)
                                                    ----------------------------------------------------------------------------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                 (93,289)     (46,215)       (11,470)     (44,265)           (473,727)
    Disposition of Marketable Securities                         -      819,600              -      520,278             823,668
    Lease Deposits                                          (2,742)           -         (1,379)           -            (108,346)
    Patent/Trademark Costs                                 (20,654)     (13,609)       (10,315)     (12,332)            (80,637)
                                                    ----------------------------------------------------------------------------
Net Cash Used for Investing Activities                    (116,685)     759,776        (23,164)     463,681             160,958
                                                    ----------------------------------------------------------------------------

Cash Flows Provided By Financing Activities:
    Proceeds from Private Placement of Shares              254,834      473,501         60,000      323,250           4,993,280
    Increase in Lease Obligations                          (23,263)      22,298        (11,796)      27,256              44,745
    Cash Contribution                                            -            -              -            -               1,000
                                                    ----------------------------------------------------------------------------
Net Cash Provided By Financing Activities                  231,571      495,799         48,204      350,506           5,039,025
                                                    ----------------------------------------------------------------------------

Net Increase/(Decrease) in Cash and Cash Equivalents    (2,153,443)     386,807     (1,069,448)     384,549              62,177
                                                    ----------------------------------------------------------------------------

Beginning Cash Balance                                   2,215,620      568,612      1,131,625      570,870                   -

                                                    ----------------------------------------------------------------------------
Ending Cash Balance                                         62,177      955,419         62,177      955,419              62,177
                                                    ----------------------------------------------------------------------------



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

Note 1   Concentration

The Company is still in the development stage, and its revenues to date are from four customers.

Note 2   Intangible Assets

The Company has applied for patent and trademark protection for its proprietary software and brand names and has expended $62,635 for patent rights and $18,002 for trademark rights. These expenses are primarily for professional services in connections with the applications. The application for registration of these patents and trademarks are pending. The Company will begin to amortize these assets upon completion of patent registration or at the point when the products begin to generate revenue.

Note 3   Subsidiary Company

The Board of Directors created a subsidiary, Qui Vive, Inc., on June 5, 1998, for the development of a new product. This new entity required the restructuring of current management as well as the recruitment of new personnel. The team members have received options to purchase equity in Qui Vive, Inc. as part of their compensation for successfully developing the project. Additionally, the company may in the future elect to sell an equity interest in QV directly either in the public markets or to private individuals or institutions.

Note 4   Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank and other unrestricted investments with original maturities of three months or less at the time of purchase to be cash equivalents.

       Certain Factors that May Affect Future Results, Financial Condition and the Market Price of Securities



Our short and long-term success is subject to certain risks, many of which are substantial in nature and you should consider carefully the following risk factors, in addition to other information contained in this report as you evaluate the Company and its business. Any one of these factors could cause actual results of our operations to differ materially from projected results.

We are in the development stage, meaning that we have had only limited revenues from sales of products or services. The Company is in the development stage and has a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. Our operations to this point have been limited to developing software, making initial sales under contracts with various customers and obtaining financing for its operations. As a result of the increase in operating expenses caused by recent expansion of our business, operating results may be adversely affected if significant sales do not materialize in the near term. There can be no assurance that we will be able to grow in the future or attain profitability. As a result, we believe that our prior results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. The profit potential of our business is unproven and speculative. We believe that to be successful we must, among other things, develop and market software that is widely accepted by business customers at prices that will yield a profit.

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

We require additional capital to continue development of our products and to fund day-to-day operations. Cash flow from the sale of products and services is not sufficient to finance our day-to-day operations. Our business is capital intensive and we expect we will continue to incur significant operating losses over the next 12 months, primarily due to the market launch of new products, increased marketing expenditures, and the expansion of research and development programs. Additional funds will be required in the event we have not begun to generate significant revenues by the end of February 2000. As a result, we may find it necessary to postpone or cancel some of our planned marketing and/or product development programs, which could adversely affect future revenues and new product introductions. Notwithstanding revenues that may be produced during the next 12 months, we anticipate that additional funds will be required to continue the necessary levels of product development and promotional expenses to meet our long-term goals. We intend to seek such additional funding through additional public or private financing. There can be no assurance that additional financing will be available, or, if available, that it will be available on acceptable terms or in required amounts.

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

The large number of shares of our common stock eligible for future sale without restrictions can affect the market price of the common stock. As of November 12 1999, 20,344,234 shares of our common stock outstanding are "restricted securities" as that term is defined under Rule 144 of the Securities Act. Either presently or in the future, these shares of common stock may be sold pursuant to registration under the Securities Act, in compliance with Rule 144 or pursuant to another exemption from registration. Under Rule 144 as currently in effect, a person who has beneficially owned restricted securities of the Company for a period of at least one year may, within any three month period, sell in brokerage transactions an amount of such securities that does not exceed the greater of 1% of our then-outstanding common stock or the average weekly trading volume of our common stock during the four calendar weeks prior to such sale. Rule 144, as currently in effect, also permits, under certain circumstances, the sale of shares without regard to the limitations described above, by non-affiliates of the Company, after holding such shares for at least two years. Sales of substantial amounts of our common stock of the Company in the public market, and any sales by affiliates of the Company, particularly officers and directors, could adversely affect prevailing market prices for the common stock.

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



Overview

Sundog Technologies, Inc. (the "Company") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. The Company was formerly known as The Thorsden Group, Ltd. and changed its name to Sundog Technologies, Inc. in April 1999. In October 1997, the Company acquired Arkona, Inc., a Utah corporation, through a wholly owned subsidiary corporation. Arkona Inc.'s predecessor, Arkona LLC, a Utah limited liability company, was founded in September 1996 and had limited business operations prior to its acquisition by the Company. Although the legal entity is intact, the Arkona subsidiary has been effectively absorbed by Sundog and we are continuing Arkona's business of developing, marketing and selling software products for use in portable and distributed network computing under the Sundog Technologies name. Arkona projects are discussed more particularly below under the headings "Universal Update" and Professional Services.

On June 5, 1998, the Company formed a new subsidiary company, Qui Vive Inc. ("QV"), incorporated in Delaware. This company is engaged in the development of an e-mail security software product and Internet application more fully described below. QV is majority owned by Sundog. The Company has granted options to key personnel of QV as an incentive to further the development work on the QV products. If exercised in full when vested, the options granted to the QV development team would result in the team's ownership of approximately 45% of the outstanding preferred and common equity in QV and reduce the ownership of proportionately.


QV Operations

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

QV was created to develop a solution to these problems. The purpose of the QV solution is to facilitate communication and give content control back to the author. QV is in the architecture and implementation phase of developing an enhanced e-mail product. When the first version of the product is launched, it will give e-mail users the chance to direct:

     -   how their words will be released,

     -   who can see  them,

     -   how they can be  redistributed,

     -   whether they can be printed, copied, or saved, and

     -   the ability to retract a message after it has been sent.

There can be no complete gaurantee that the safeguards of QV's enhanced e-mail will not be abused or circumvented by someone with the requisite degree of computer sophistication and a malicious motive. However, subsequent versions will continue to raise the bar against potential abuse and compromise of security that is so easily breached, often accidentally, with current systems.

The Company believes that the level of security embedded in the first implementation of QV's enhanced e-mail product will be sufficient to cover the needs of approximately 80% of the e-mail market. Enhancements designed to increase security and to further simplify the product's usability will be added over time.

Key Features

The first version of this product is expected to include the following key features:

     Content Restrictions. Authors can decide whether their e-mail messages can be printed, copied, or saved by the recipient.

     Forwarding Restrictions. Authors can prohibit recipients from forwarding their e-mail.

     Lifespan Limits. Authors can configure messages to self-destruct after a pre-defined period or to be accessed only at certain times.

     Dynamic Self-Destruction. Authors may set messages to destroy themselves as they are read.

     Conditions of Acceptance. Authors may require recipients to agree to conditions the sender has composed, before gaining access to a message.

     Retraction. Authors may retract a message after it has been sent, denying all views of the message which are initiated after the retraction.

Phase I Functionality

The key features listed above will include the following functionality:

     E-mail is created using popular e-mail software or a browser-based interface. Currently designed as an add-on to existing e-mail software, the enhanced e-mail will be capable of being sent from Java-enabled e-mail clients, including e-mail products from Netscape, Microsoft, Lotus, and others. Once an e-mail has been written, the author selects appropriate security and auditing options from a simple, easy to graphic user interface or relies on either the user-preset or embedded defaults.

     The e-mail message is secured. A QV appliance on the sender's network encapsulates and encrypts the email message. The appliance can reside within a corporation or with an outsource e-mail provider.

     Recipient access is authorized according to the security level chosen by the sender or his corporation. A message may be password protected, may require a personal certificate for employees in companies using public key infrastructures, or it may require nothing more than access to the recipient's e-mail client.

     For recipients using supported email clients, the message will render within the standard email frame as would any other message. For recipients using older email clients, it may be necessary to click on the QV attachment and view the message in a web browser frame.

     Content is controlled through sender-defined options. Even after access has been granted, secured e-mail continues to be restricted by the sender-defined options. Recipients cannot forward, save, print, or manipulate the original e-mail message in any way forbidden by the sender.

Future Functionality

Subsequent versions of the software will include significant enhancements that will be announced as the products are released.

How the Customer Benefits

The Company expects this QV product to be a critical solution to a growing problem, which it believes may well become the legally required standard of care for a wide variety of industries, professions, and situations. In fact, the Company believes its secured e-mail should be used in any situation requiring discretion. It is intended as an ideal solution for:

     -   Legal communications

     -   Governmental agencies

     -   Contract negotiations

     -   Medical information

     -   Sensitive human resource information

     -   Communication of non-public corporate information

     - Communication of any personal, corporate or other information which should not be public

Status of Development

The product is currently in prototype stage, and the majority of the initial functionality has been successfully demonstrated. The Company anticipates that this product will evolve from its initial implementation, which, as described above, will represent a level of functionality sufficient to cover most e-mail users' primary privacy concerns. However, the Company intends to implement other designs that eliminate intermediary services, further simplify the functionality and usability of the product and simultaneously increase the level of security in the product.

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

Sundog has engaged engineers, marketers and an administrative staff to support the development of the product for delivery to the marketplace. There can be no assurance that Sundog will successfully complete the product, or that the product will include all or substantially all of the elements described above, or that any of the other risks described herein will not adversely affect the outcome of the project.


Arkona Operations

During the quarter ended September 30, 1999, Arkona continued promotion of Universal Update; however, promotional activities were slowed due to required budget constraints. During this period, several large corporate prospects completed in-house evaluations of Universal Update v1.5 and are currently evaluating internal implementation plans.
Negotiations with these companies are on going.

Also during this quarter, Arkona's professional service group continued work for the Federal Government Department of Financial and Administrative services
(DFAS) in partnership with Digital Systems Group, and completed the first phase of a project with the Washington Metropolitan Area Transit Authority (WMATA) in partnership with Abacus, Inc.

In addition to these activities, Arkona signed memorandum's of understanding with three significant resellers/partners. The Company intends to pursue more formal partnership agreements with each of these entities in late 1999.

Universal Update

In 1997, Sundog's founders anticipated the growth of an emerging market requiring the seemless exchange of information between disparate data sources. This market for enterprise information exchange (EIX) is an outgrowth of the traditional data replication/synchronization marketplace. This innovative technology allows rapid integration of business information systems throughout the enterprise, and the ability to easily share critical information with remote, occasionally connected workers and partners around the world.

During December 1998, the first shipping version of Arkona's core product, Universal Update, was publicly introduced. In June 1999 the second shipping version was released.

ENTERPRISE INFORMATION EXCHANGE

Traditional twentieth-century business valuation models are exhibiting a fundamental shift away from focusing on products and assets within corporate entities. A driving force for this change is the rise of the Internet, with business and investors alike discovering that:


     -   The value of inventory is being replaced by the value of information

     -   Physical assets are being traded for intellectual assets

     -   Closed business systems are giving way to collaborative relationships

To gain scale and provide maximum value to share holders, companies are turning from vertical integration to virtual integration. Companies are actively seeking ways to openly share critical business information between new and legacy information systems, supply chain partners, remote workers, and even customers. In this information-driven economy, a company's ability to connect and leverage "islands of information" directly impacts corporate valuation and competitive advantage. In contrast, the potential value of inaccessible information is immediately lost.

THE UNIVERSAL UPDATE  SOLUTION

Universal Update provides robust yet simple solutions for the information exchange requirements of medium to large distributed enterprise customers. These products and services help customers overcome the significant challenge of seamlessly accessing, transforming, and distributing business intelligence between disparate enterprise systems, and also making that information easily available to distributed employees, partners and customers. Additionally, Universal Update incorporates proprietary "differencing" technology that automatically detects changes to data environments and updates related data stores based on rules set by the system administrator.

The Company believes that with increasingly distributed data environments, the need for synchronization and updating technology will grow. Specific markets and system environments to which Universal Update could be applied include:

     -   Network Directory Services

     -   Business to Business  e-commerce

     - Synchronization of mobile device data, such as Palm(TM) devices, with corporate data stores

     -   Electronic  publishing   applications,   particularly  those  utilizing
NextPage's Live Publish product

Professional Services

In February 1999, Sundog launched its professional services. The group provides Sundog's customers with both training and consulting in business process improvement (BPI), a service used to drive demand for Sundog's software products and a prerequisite to ensure complete client satisfaction. Additionally, the Professional Services group has significant experience developing business in the federal government market.

Sundog's Business Process Improvement (BPI) and related Knowledge Management helps managers identify how their organizations must change to meet the challenges of tomorrow and provides a road map for implementing that change. It is a rigorous and structured approach for fundamentally rethinking and redesigning how an organization meets its objectives. It gives managers the analytical tools and strategies to question current management assumptions about work practices and procedures. BPI allows managers to decide if a practice is necessary, and if so, whether it should be performed in-house or outsourced. It also includes methods to evaluate best practices and future technology requirements.

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

BPI Services include the following:

     - Strategic Planning: define the domain, conduct relevant analysis, and identify major drivers and opportunities for improvement in functional areas.

     - Enterprise Development and Modeling Services: assist clients to develop functional area dna enterprise level data models that improve leaders' understanding area of responsibility.

     - Functional Process Assessments: utilize BPI techniques and tools to review and validate the design, development, and implementation of functional process improvements.

     - Functional Architectures: assist client in defining the scope of the functional area and its functional activities; current and future methods, management processes, and data structures; objectives, performance measures, and targets to support recommendations.

     -    Process  and Data  Baselines:  reviews  existing  methods,  management
          processes,   and  data   structures  to  identify   process  and  data
          improvements.

     -    Activity   Modeling:   provides  a  clear   picture   of   improvement
          opportunities and non-value added processes.

     - Activity-Based Analysis and Activity-Based Costing: provides basis for developing recommendations.

     - Business Rule Development: documents the information requirements of functional activities.

     - Evaluation of Alternatives and Selection of Process, Data, and Information System Improvements.

     - Requirements Prototyping: offers solutions for current and future information management requirements.

Results of Operations


Three Months Ended September 30, 1999 and 1998

Revenues for the quarter ended September 30, 1999 were $10,508 (1998: $4,917). Cost of revenues totaled $1,223,220 in the quarter ended September 30, 1999 (1998: $464,546). The 1999 expenses included $498,091 in research and development expense (1998: $247,396). The increased expenses in 1999 reflect the addition of personnel primarily to work on the enhanced e-mail product. The Company expects that research and development expenditures will continue to increase during the next twelve months as development of existing and new products continues. We expect that adding new personnel in this area will increase these expenses by approximately 10% in the next quarter.

The Company had $7,445 in interest income during the quarter ended September 30, 1999 (1998: $10,266). The decrease in interest income is due to decreased cash balances maintained in banks. The net loss for the quarter was $1,206,992 (or $.05 per share) compared to a loss $450,996 (or $.02 per share) in 1998.

Revenues for the quarter were provided by our professional services group through work provided to three different customers. Arkona is currently bidding for a number of projects utilizing its core technologies but there is no assurance it will be the succeeding bidder on any of such projects. Expenses for the quarter reflect the cost of people, engineering research, and marketing and selling efforts, which will form the foundation of future increased revenue and profitability growth.

The primary marketing focus for the quarter continued to be establishing the Company's identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.


Six Months Ended September 30, 1999 and 1998

Revenues  during the six months ended  September  30, 1999 were  $16,197  (1998:
$11,167).  Cost of  revenues  totaled  $2,489,459  during the six  months  ended
September 30, 1999 (1998:  $909,148).  The 1999 expenses included  $1,053,036 in research and development expense (1998: $445,034). The increased expenses in 1999 reflect the addition of personnel primarily to work on the enhanced e-mail product. The Company expects that research and development expenditures will continue to increase during the next 12 months as development of existing and new products continues.

The Company had $27,555 in interest income during the six months ended September 30, 1999 (1998: $18,069). The net loss for the period was $2,449,485 (or $.11 per share) compared to a loss of $882,681 (or $.04 per share) in 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and cash equivalents of $62,176, as compared to cash and cash equivalents of $2,215,620 as of March 31, 1999. Cash was provided during the period through the sale of stock in a private placement and the exercise of Stock Warrants issued with the PPM of August 1998. Additional funds of $540,000 were committed in the quarter and subsequently collected.

Capital  spending  of $93,289 in the 6 months was  primarily  for  computer  and
related   equipment  used  in  the  Company's   operations,   including  product
development and research.

The Company held marketable securities available for sale at September 30, 1999. Although the Company does not intend to engage in the business of investing in or buying and selling securities of other companies, these securities were received as partial consideration in connection with the sale of the Company's common stock in October 1998. These marketable securities were 3,000 shares of common stock of Eurogas Corp. ("EUGS").

At September 30, 1999, the sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.66 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize the values similar to those shown above.


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

The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in the Company's internal operations, such as billing and accounting. Based on its assessment of activities to date, the Company is not aware of a Year 2000 problem with any of its internal systems. The Company intends to continue to assess its Year 2000 readiness and put in place recovery and contingency plans for any potential issues. This includes seeking and/or requiring remediation of any Year 2000 Issues that are related to the Company's customers, suppliers and distributors. There is, however, no assurance that such third parties will successfully remediate their own Year 2000 Issues over which the Company has no control.

The Company develops its software and designs its products to be Year 2000 compliant. Customers may require the Company to certify that its products are Year 2000 compliant. If its products were shown to have been the cause of a Year 2000 problem in a customer's system or business, the Company could incur liabilities for breaching the warranty, if any, that it may give its customers concerning the status of its products under applicable Year 2000 standards. As there are few deployments of the Company's products under license, the company believes it has little exposure with customers regarding Year 2000 issues.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. We are, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States Dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 1999, we have not used derivative instruments or engaged in hedging activities.

Foreign Currency Risk

We may enter into contracts where we pay or a third party pays us in a foreign currency. This would expose us to changes in exchange rates. Changes in the foreign exchange rates may positively or negatively affect our financial position, results of operations or cash flows. We do not believe that near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows, and therefore have chosen not to enter into foreign currency hedging instruments. Such an approach may not be successful, especially in the event of a significant and sudden decline in the foreign exchange rates.





                                                Part II. Other Information


ITEM 2.           CHANGES IN SECURITIES

         Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

Recent Sales of Unregistered Securities. During the three months ended September 30, 1999, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company committed to issue 63,158 shares of common stock and warrants to purchase 63,158 shares of common stock. Gross proceeds to the Company of $60,000 were generated by the sale of these securities. The Company issued such shares without registration under the Act in reliance on exemptions from registration under the
Section 4(2) and/or 3(b), as well as Regulation D promulgated under the Act. The shares of common stock were (and the shares issueable upon exercise of the warrants will be) issued as restricted securities and the certificates representing such shares are or will be stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. In each case, the purchasers of the securities were accredited investors, as that term is defined by Rule 501 under the Act, or represented to the Company that they were sophisticated investors who were experienced in making investments of this type, either alone or with a purchaser representative, and that they or their purchaser representatives were otherwise suitable (under state and federal regulations) and possessed adequate means of providing for their current needs and personal contingencies and who had no need for liquidity in an investment in securities such as the Company's common stock, which are subject to certain risks, including the possible loss of a person's investment in whole or in part.

The Company's common stock is quoted on the over-the-counter ("OTC") Nasdaq electronic bulletin board under the symbol SUDG. To date there has been only limited trading activity in the Company's stock.

The Company has outstanding warrants to purchase 718,281 shares of common stock at a price of $2.00 per share over the next nine months, and warrants to purchase 218,507 shares of common stock at a price of $3.00 per share over the next twelve months. In addition the Company has outstanding warrants to purchase 822,125 shares of common stock at a price of $2.00 per share if exercised in the next nine months or $3.00 per share if exercised in the calendar year 2001. If all warrants were exercised, the proceeds to the Company would be between $ 3,736,333 and $ 4,558,458. The Company cannot require the exercise of these warrants, and there can be no assurance that the warrants, or a significant part of them, will ever be exercised. In addition, if such warrants are exercised at a time when the market price of the Company's common stock is significantly higher than the exercise price of the warrants, the issuance of such shares will result in significant dilution of existing stockholders and may result in a decline of the market price of the Company's Securities. Furthermore, the fact that the warrants have been granted may have an adverse effect on the price of the Company's stock because of the potential for dilution.

Item 6.   Exhibits and Reports on Form 8-K


         (a)      Exhibits



              27  Financial Data Schedule (previously filed)

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   SUNDOG TECHNOLOGIES, INC.

                                         (Registrant)


Date: November 12, 1999            /s/Jerral R. Pulley
                                   -------------------
                                   Jerral R. Pulley
                                   Chairman of the Board
                                   Sundog Technologies, Inc.