Form 10QSB/A
period 1999-09-30
SUNDOG TECHNOLOGIES INC
filed 1999-11-16
CIK 925662

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



         Notes to Unaudited Condensed Consolidated Financial Statements...........................................6


     2   Management's Discussion and Analysis or Plan of Operation...............................................13

     3.  Quantitative and Qualitative Disclosures about Market Risk..............................................22

Part II.  Other Information......................................................................................22

                                     PART I

ITEM 1--FINANCIAL STATEMENTS



                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

Consolidated Condensed Balance Sheets


                                                     September 30     March 31
                                                         1999            1999
                                                     -----------    -----------
                                                      Unaudited
                                                      ---------
ASSETS
    Current Assets
        Cash and Cash Equivalents                    $    62,176    $ 2,215,620
        Marketable Securities                              1,980          3,188
        Accounts Receivable                                4,245         51,200
        Other Receivable                             $   540,000           --
       Prepaid Expenses                                   34,894         25,550
                                                     -----------    -----------
    Total Current Assets                                 643,296      2,295,558
                                                     -----------    -----------
    Property and  Equipment                              473,696        380,406
        Less: Accumulated Depreciation                   (94,356)       (52,146)
                                                     -----------    -----------
    Property and  Equipment, Net                         379,340        328,260
                                                     -----------    -----------
    Other Assets
        Deposits                                         108,348        105,605
        Intangible Assets                                 80,637         59,983
                                                     -----------    -----------
    Total Other Assets                                   188,985        165,588
                                                     ===========    ===========
TOTAL ASSETS                                         $ 1.211,620    $ 2,789,406
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                             $   154,054    $   140,748
        Equipment Lease Obligations                       24,973         37,741
        Accrued Liabilities                              163,853         75,822
                                                     -----------    -----------
    Total Current Liabilities                            342,880        254,311
                                                     -----------    -----------
       Equipment Lease Obligations                        19,771         30,267
       Other Current Liabilities                            --             --
                                                     -----------    -----------
Total Liabilities                                        362,651        284,578
                                                     -----------    -----------
Stockholders' Equity
    Common Stock                                          23,191         22,530
    Additional paid in Capital                         6,351,699      5,557,526
    Accumulated (Deficit)                             (5,510,959)    (3,061,474)
    Accumulated unrealized loss on investments           (14,962)       (13,754)
                                                     -----------    -----------
Total Stockholders' Equity                               848,969      2,504,828
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,211,620    $ 2,789,406
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