Form 10QSB
period 1999-12-31
SUNDOG TECHNOLOGIES INC
filed 2000-02-22
CIK 925662

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

         -------------    -------------

Commission File Number 0-24372
------------------------------

                            Sundog Technologies, Inc.

           (Name of small business issuer as specified in its charter)

                            The Thorsden Group, Ltd.

                     (Former name of small business issuer)

         Delaware                                         33-0611746
-------------------------------               ---------------------------------
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

As of February 16, 2000, there were issued and outstanding 23,416,166 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---


                                Table of Contents


                                                                                                                Page No.

Part I. Financial Information.......................................................................................3

1.   Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of December 31, 1999 and

                  March 31, 1999....................................................................................3



         Unaudited Condensed Consolidated Statements of Operations for the three
         and     nine     months     ended     December     31,     1999     and
         1998.......................................................................................................4

         Unaudited  Condensed  Consolidated  Statements  of Cash  Flows for nine
         months         ended         December        31,        1999        and
         1998.......................................................................................................5

         Notes to Unaudited Condensed Consolidated Financial Statements.............................................6


2....Management's Discussion and Analysis or Plan of Operation.....................................................13

     3.  Quantitative and Qualitative Disclosures about Market Risk................................................22
Part II.  Other Information........................................................................................22

                                     PART I

ITEM 1--FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

                 Unaudited Condensed Consolidated Balance Sheets

                                                         December 31      March 31
                                                           1999             1999
                                                         -----------    -----------
ASSETS

    Current Assets

        Cash                                             $   995,678    $ 2,215,620
        Marketable securities                                  1,547          3,188
        Accounts receivable                                   11,890         51,200
        Prepaid expenses                                      24,988         25,550
                                                         -----------    -----------
    Total Current Assets                                   1,034,103      2,295,558
                                                         -----------    -----------
    Equipment                                                518,054        380,406
        Less: Accumulated depreciation                      (169,616)       (52,146)
                                                         -----------    -----------
    Equipment, net                                           348,438        328,260
                                                         -----------    -----------
    Other Assets

        Deposits                                              39,840        105,605
        Intangible assets, net amortization                  147,050         59,983
                                                         -----------    -----------
    Total Other Assets                                       186,890        165,588
                                                         -----------    -----------
TOTAL ASSETS                                             $ 1,569,431    $ 2,789,406
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities

        Accounts payable                                 $   162,597    $   140,748
        Current portion of capital lease obligations          19,040         37,741
        Accrued liabilities                                   70,207         75,822
                                                         -----------    -----------
    Total Current Liabilities                                251,844        254,311
                                                         -----------    -----------
     Capital lease obligations, net of current portion        15,784         30,267
                                                         -----------    -----------
Total Liabilities                                            267,628        284,578
                                                         -----------    -----------
Stockholders' Equity

    Common stock                                              23,416         22,530
    Additional paid in capital                             8,064,407      5,557,526
    Accumulated deficit                                   (6,770,625)    (3,061,474)
    Accumulated unrealized loss on
         securities available for sale                       (15,395)       (13,754)
                                                         -----------    -----------
Total Stockholders' Equity                                 1,301,803      2,504,828
                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,569,431    $ 2,789,406
                                                         ===========    ===========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations


                                                                                                            Cummulative

                                                    Three Months Ended                Nine Months Ended    From Inception
                                                       December 31,                      December 31,      (June 11, 1992
                                                   1999        1998               1999             1998    to Dec 31, 1999)
                                           --------------------------------------------------------------------------------

Net Revenues                               $     15,060   $    12,000     $     31,257    $      23,167     $    250,695

Costs and Expenses:

  Cost of revenues                               19,476        14,848           45,176           15,846           97,042
  Research and development                      547,421       317,475        1,600,457          762,509        3,088,580
  Selling, General and Administrative           710,465       307,629        2,121,188          770,744        3,919,505
                                          ------------------------------------------------------------------------------
Operating Costs and Expenses                  1,277,362       639,952        3,766,821        1,549,099        7,105,127
                                          ------------------------------------------------------------------------------

Operating Loss                               (1,262,302)     (627,952)      (3,735,564)      (1,525,932)      (6,854,432)
                                          ------------------------------------------------------------------------------

  Interest income                                 5,886        14,762           33,441           32,830          104,805
  Interest expense                               (2,198)       (1,597)          (5,976)          (4,468)         (15,860)
  Other income (expense), net                    (1,052)         (108)          (1,052)              (8)          (5,119)

                                          ------------------------------------------------------------------------------
Net Loss                                   $ (1,259,666)  $  (614,895)    $ (3,709,151)   $  (1,497,578)    $ (6,770,606)
                                          ==============================================================================

Net loss per share                         $      (0.05)  $     (0.03)    $      (0.16)   $       (0.07)
Weighted average number

Of Shares Outstanding                        23,068,841    20,657,336       22,710,878      20,552,592

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows
                                                                                                          Cumulative

                                                                          Nine Months Ended             From Inception
                                                                             December 31                June 11, 1992
                                                                      1999                1998          To Dec 31, 1999
                                                            ---------------------------------------------------------
Cash Flows From Operating Activities:
    Net Loss                                                      (3,709,151)         (1,497,578)         (6,770,625)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                119,126              32,264             171,302
        Changes in assets and liabilities:
        Decrease in accounts receivable                               39,310              (3,687)            (11,890)
        Decrease in prepaid expenses                                     562              (6,800)            (24,988)
        Increase in accounts payable                                  21,849              34,254             162,597
        Deferred revenue                                                   -             (10,417)                  -
        Decrease in deposits                                          65,766             (40,076)            (39,839)
        Decrease in accrued liabilities                               (5,616)            (34,947)             70,206
                                                            ---------------------------------------------------------
Net Cash Used In Operating Activities                             (3,468,154)         (1,526,987)         (6,443,237)
                                                            ---------------------------------------------------------

Cash Flows From Investing Activities:

    Purchase of equipment                                           (137,649)            (70,395)           (518,085)
    Sale of marketable securities                                          -             819,600             823,668
    Acquisition of other assets                                      (88,723)            (33,184)           (148,706)

                                                            ---------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                 (226,372)            716,021             156,877
                                                            ---------------------------------------------------------

Cash Flows Provided By Financing Activities:

    Proceeds from the sale of common Stock                         2,507,768             848,500           7,246,214
    Principle payments on capital lease obligations                  (33,184)             14,024              34,824
    Cash contribution                                                      -                   -               1,000
                                                            ---------------------------------------------------------
Net Cash Provided By Financing Activities                          2,474,584             862,524           7,282,038
                                                            ---------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                   (1,219,942)             51,558             995,678
                                                            ---------------------------------------------------------

Cash, Beginning of Period                                          2,215,620             568,612                   -

                                                            ---------------------------------------------------------
Cash, End of Period                                                $ 995,678           $ 620,170           $ 995,678
                                                            =========================================================

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                    Notes to UNAUDITED Condensed Consolidated

                              Financial Statements

Note 1 Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in those financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the Company's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

Note 2   Concentration

The Company is still in the development stage, and its revenues to date are from four customers.

Note 3   Intangible Assets

The Company has applied for patent and trademark protection for its proprietary software and brand names and has expended $25,846 for patent rights during the nine months ended December 31, 1999. These amounts consist primarily of professional services in connections with the applications. The application for registration of these patents are pending.

Note 4   Equipment

Effective October 1, 1999, the Company changed its estimate of the useful life of its computer equipment from five years to three years. The effect of this change in estimate will be recognized prospectively from the date of the change.

Note 5   Equity

During the nine months ended December 31, 1999, the Company issued 980,054 shares of common stock at an average price of $1.03 per share. Of the 980,054 shares issued, 963,387 were issued with warrants to purchase 963,387 shares of common stock. The exercise price of 107,667 warrants is $2.00 if exercised within 6 months or $3.00 if exercised between 6 and 18 months. The exercise price for the remaining 855,720 warrants is $3.00 per share if exercised within one year and $4.00 per share if exercised within two years. In addition, the Company sold 180,000 shares of Series B preferred stock in its wholly owned subsidiary for $1,500,000 or $8.33 per share. The 980,054 shares and associated warrants were sold in connection with the 1998 Private Placement Memorandum.

Note 6 Subsequent Event

On February 10, 2000, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") with Perfumania.com, QV Acquisition Co., which is a wholly owned subsidiary of Perfumania.com., and Rock Mountain Ventures Fund, LP to sell its entire ownership in the Company's wholly owned subsidiary, Qui Vive. If the acquisition is consummated, pursuant to the Acquisition Agreement, Perfumania.com will receive 550,000 of Qui Vive Series A Preferred stock, representing the Company's entire equity interest in Qui Vive in exchange for 1,530,000 share of Perfumania.com common stock (the "Exchange"). Additionally the Company will receive 10,000 shares of perfumania.com common stock in exchange for licensing rights associated with Qui Vive technology. All shares of Perfumania.com common stock acquired by the Company in this transaction will be "restricted securities" and, unless subsequently registered under the Securities Act of 1933, as amended (the "Securities Act"), or sold under an available exemption from the registration requirements of the Securities Act, such shares may not be sold for a period of at least one year, and then only in compliance with Rule 144 promulgated under the Securities Act. The Company can no way insure the consummation of this transaction. Nor can the Company give any assurance to the future price or market of Perfumania.com common stock if the transaction is consummated.

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

The potential acquisition of the Perfumania.com Shares presents certain risks. If the Exchange is consummated pursuant to the terms of the Acquisition Agreement, we will own approximately 1,540,000 shares of common stock of Perfumania.com, par value $.01 per share (the "Perfumania.com Shares"). Acquisition of the Perfumania.com Shares will present, among other risks, the following:

o The Perfumania.com Shares will be restricted securities. The Perfumania.com Shares will be "restricted securities" as that term is defined under the Securities Act, and may not be resold unless and until such time as the relevant Perfumania.com Shares are registered under applicable federal and state securities laws or unless an exemption from registration is available.  In  the  future,  the  Perfumania.com  Shares  may be  sold  in compliance with Rule 144 adopted under the Securities Act. Rule 144 provides, in part, that a person holding restricted securities for a period of one year may sell in any three-month period an amount equal to the greater of the average weekly trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the issuer's outstanding Common Stock. Rule 144 also permits, under certain circumstances, the sale of securities without regard to the limitations described above, by non-affiliates of Perfumania.com, after holding such securities for at least two years. As a result of such restrictions on transferability, The Company will probably not be able to sell any of the Perfumania.com Shares for a period of at least one year, and probably longer. The Perfumania.com Shares may significantly decrease in resale value before The Company is able to sell such shares.

o The Perfumania.com Shares may be significantly overvalued. The valuations of companies such as Perfumania.com that engage in business over the Internet have been volatile and, despite such volatility, have generally increased dramatically over the last few years. Such valuations have been far out of line with the valuations attributed to companies engaged in other lines of business and many investment advisors have warned that such valuations are not warranted and are overinflated. There can be no assurance that the valuation of the Perfumania.com Shares will not suffer a significant correction before such Perfumania.com Shares can be sold in compliance with securities laws.

o The Company will probably be required to recognize any gain on the sale of Perfumania.com Shares. If the Company, in accordance with applicable securities laws, sells some or all of the Perfumania.com Shares, the Company will likely recognize capital gain (or loss) on the Perfumania.com Shares sold in an amount equal to the difference between the sale price of such Perfumania.com Shares and the Company's basis in each such Perfumania.com Share. Moreover, if, in connection with the Company's sale of any of the Perfumania.com Shares, the Board of Directors of the Company declares a dividend, shareholders of the Company entitled to receive such dividend will be required to pay income taxes at the rate applicable to ordinary gains. To the extent you give any weight to the value of the Perfumania.com Shares in valuing the Shares, you should be aware that, because of applicable taxes, the amount of money the Company may be able to use or distribute upon eventual disposition of such Perfumania.com Shares will be significantly less than the market value of such Perfumania.com Shares.

o The Exchange may not be consummated. The Exchange will not close unless numerous conditions to the closing of the Exchange occur. Many of these conditions are beyond the control of the Company. Thus, there can be no assurance that Sundog will be able to exchange the QV Series A Preferred for the Perfumania.com Shares.

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

Our quarterly operating results may fluctuate significantly. We experience and expect to continue to experience significant fluctuations in our quarterly operating results. These fluctuations result from a variety of factors, many of which are outside our control. Such factors might include, but are not necessarily limited to:

- The rate at which customers purchase our software and the prices paid for such software,

- The amount and timing of capital expenditures and other costsrelating to the expansion of our business,

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

The large number of shares of our common stock eligible for future sale without restrictions can affect the market price of the common stock. As of February 16, 1999, 23,416,116 shares of our common stock outstanding are "restricted securities" as that term is defined under Rule 144 of the Securities Act. Either presently or in the future, these shares of common stock may be sold pursuant to registration under the Securities Act, in compliance with Rule 144 or pursuant to another exemption from registration. Under Rule 144 as currently in effect, a person who has beneficially owned restricted securities of the Company for a period of at least one year may, within any three month period, sell in brokerage transactions an amount of such securities that does not exceed the greater of 1% of our then-outstanding common stock or the average weekly trading volume of our common stock during the four calendar weeks prior to such sale. Rule 144, as currently in effect, also permits, under certain circumstances, the sale of shares without regard to the limitations described above, by non-affiliates of the Company, after holding such shares for at least two years. Sales of substantial amounts of our common stock of the Company in the public market, and any sales by affiliates of the Company, particularly officers and directors, could adversely affect prevailing market prices for the common stock.

The Company has not declared any dividends with respect to its common stock. We have never paid cash dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on the Shares in the foreseeable future.

Item 2   MANAGEMENT'S DISCUSSION and Analysis or Plan of Operation

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Overview

Sundog Technologies, Inc. (the "Company" or "Sundog") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. The Company was formerly known as The Thorsden Group, Ltd. and changed its name to Sundog Technologies, Inc. in April 1999. In October 1997, the Company acquired Arkona, Inc., a Utah corporation, through a wholly owned subsidiary corporation. Arkona Inc.'s predecessor, Arkona LLC, a Utah limited liability company, was founded in September 1996 and had limited business operations prior to its acquisition by the Company. Although the legal entity is intact, the Arkona subsidiary has been effectively absorbed by Sundog and the Company is continuing Arkona's business of developing, marketing and selling software products for use in portable and distributed network computing under the Sundog Technologies name. Arkona projects are discussed more particularly below under the headings Universal Update and Professional Services.

On June 5, 1998, the Company formed a new subsidiary company, Qui Vive Inc. ("QV"), incorporated in Delaware. This company is engaged in the development of an e-mail security software product and Internet applications more fully described below. QV is majority owned by Sundog. QV has granted options to key personnel of QV as an incentive to further the development work on the QV products. If exercised in full when vested, the options granted to the QV development team would result in the team's ownership of approximately 45% of the outstanding preferred and common stock in QV and reduce other shareholders ownership proportionately.

On February 10, 2000, the Company entered into an Acquisition Agreement with Perfumania.com, QV Acquisition Co., which is a wholly owned subsidiary of Perfumania.com., and Rock Mountain Ventures Fund, LP to sell its entire ownership in the Company's wholly owned subsidiary, Qui Vive. If the acquisition is consummated, pursuant to the Acquisition Agreement, Perfumania.com will receive 550,000 of Qui Vive Series A Preferred stock, representing the Company's entire equity interest in Qui Vive in exchange for 1,530,000 share of Perfumania.com common stock. Additionally, the Company will receive 10,000 shares of perfumania.com common stock in exchange for licensing rights associated with Qui Vive technology. The Company can no way insure the consummation of this transaction. Nor can the Company give any assurance to the future price or market of Perfumania.com common stock if the transaction is consummated.

QV Operations

     (As disclosed throughout this Quarterly Report on Form 10-QSB, the Company has entered into an agreement to sell all of its interest in QV. Although this transaction is subject to several conditions precedent and may or may not be consummated, the possible sell of the Company's interest in QV should be considered in connection with the following discussion of QV).

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

QV was created to develop a solution to these problems. The purpose of the QV solution is to facilitate communication and give content control back to the author. QV is in the architecture and implementation phase of developing an enhanced e-mail product. When the first version of the product is launched, it is expected to give e-mail users the chance to direct:

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

Phase I Functionality

The  key   features   listed   above  is  expected  to  include  the   following
functionality:

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

Arkona Operations

During the quarter ended December 31, 1999, Arkona continued promotion of Universal Update; however, promotional activities were slowed due to required budget constraints. During this period, several large corporate prospects completed in-house evaluations of Universal Update v1.5 and are currently evaluating internal implementation plans. Negotiations with these companies are on going.

Also during this quarter, Arkona's professional service group continued work for the Federal Government Department of Financial and Administrative services
(DFAS) in partnership with Digital Systems Group

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

During December 1998, the first shipping version of Arkona's core product, Universal Update, was publicly introduced. In June 1999 the second shipping version was released. To date, the Company has not sold any copies of Universal Update.

ENTERPRISE INFORMATION EXCHANGE

Traditional business valuation models exhibit a fundamental shift away from focusing on products and assets within corporate entities. A driving force for this change is the rise of the Internet, with business and investors alike discovering that:

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

THE UNIVERSAL UPDATE  SOLUTION

Universal Update provides robust yet simple solutions for the information exchange requirements of medium to large distributed enterprise customers. These products and services help customers overcome the significant challenge of seamlessly accessing, transforming, and distributing business intelligence between disparate enterprise systems, and also making that information easily available to distributed employees, partners and customers. Additionally,
Universal Update incorporates proprietary patent protected "differencing" technology that automatically detects changes to data environments and updates related data stores based on rules set by the system administrator.

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

- Network Directory  Services

- Business to Business  e-commerce

- Synchronization of mobile device data, such as Palm(TM) devices, with corporate data stores

- Electronic publishing applications, particularly those utilizing NextPage's Live Publish product

Professional Services

In February 1999, Sundog launched its professional services group. The group provides Sundog's customers with both training and consulting in business process improvement (BPI), a service used to drive demand for Sundog's software products and a prerequisite to ensure complete client satisfaction. Additionally, the professional services group has significant experience developing business in the federal government market.

Sundog's BPI and related Knowledge Management helps managers identify how their organizations must change to meet the challenges of tomorrow and provides a road map for implementing that change. It is a rigorous and structured approach for fundamentally rethinking and redesigning how an organization meets its objectives. It gives managers the analytical tools and strategies to question current management assumptions about work practices and procedures. BPI allows managers to decide if a practice is necessary, and if so, whether it should be performed in-house or outsourced. It also includes methods to evaluate best practices and future technology requirements.

Sundog's  approach to BPI ensures  that  clients  have the support  necessary to revalidate their missions, set a visionary course for the future, and reconfigure their operations to create an enterprise that works better and costs less. To that end, Sundog provides comprehensive methods, tools, advisory services, and education concerning the disciplines of BPI and Knowledge Management.

Sundog' professional services group provides a perfect complement to Universal Update. While Universal Update is designed to simplify the integration of information and processes at a technology level, Sundog's professional services group provides a roadmap for integration at a business level. Together Universal Update and professional services group form a complete business integration package.

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

Results of Operations

Three Months Ended December 31, 1999 and 1998

Revenues for the quarter ended December 31, 1999 were $15,060 compared to $12,000 for the quarter ended December 31, 1998. Operating costs and expenses totaled $1,277,362 in the quarter ended December 31, 1999 as compared to $639,952 for the same period in 1998. Operating expenses for 1999 included $547,421 research and development costs and $710,465 for selling, general and administrative expenses compared to research and development costs of $317,475 and $307,629 for selling, general and administrative expenses for the same period in 1998. The increased expenses in 1999 are due to costs incurred by the company's Qui Vive subsidiary in the development and promotion of the enhanced e-mail product. The Company expects expenditures to increase in all areas of its business during the next twelve months as development and promotion of existing and new products continues assuming available working capital.

The Company had $5,886 in interest income during the quarter ended December 31, 1999 as compared to $14,762 for the same period in 1998. The decrease in interest income is due to decreased cash balances maintained by the Company in banks. The net loss for the quarter was $1,259,666, or $.05 per share, compared to a loss $614,895, or $.03 per share for the same quarter in 1998.

Revenues for the quarter were generated by the professional services group through work provided to one customer. Arkona is currently bidding for a number of projects utilizing its core technologies but there is no assurance it will be the succeeding bidder on any of such projects.

The primary marketing focus for the quarter continued to be establishing the Company's identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

Nine Months Ended December 31, 1999 and 1998

Revenues during the nine months ended December 31, 1999 and 1998 were $31,257 and $23,167 respectively. Revenues for both periods were for consulting services rendered by the Company's professional services group. Operating costs and expenses totaled $3,766,821 during the nine months ended December 31, 1999 and $1,549,099 for the same period in 1998. The 1999 operating expenses include $1,600,457 in research and development costs and $2,121,188 in selling, general and administrative expense compared to research and development costs of $762,509 and $770,774 for selling, general and administrative expenses for the same period in 1998. The increased expenses in 1999 are due to costs incurred by the company's Qui Vive subsidiary in the development and promotion of the enhanced e-mail product. The Company expects that expenditures in all areas of its business will continue to increase during the next 12 months as development and promotion of existing and new products continues assuming available working capital.

The Company had $33,441 in interest income during the nine months ended December 31, 1999 and $32,830 for the same period in 1998. The increase is due to increased cash balances maintained in the Company's bank accounts. The net loss for nine month period ended December 31, 1999 was $3,709,151 or $.16 per share compared to a loss of $1,497,578 or $.07 per share in 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had cash and cash equivalents of $995,678, as compared to cash and cash equivalents of $2,215,620 as of March 31, 1999. Cash was provided during the period through the sale of stock in a private placement and the exercise of Stock Warrants issued with the PPM of August 1998.

Capital spending of $137,649 in the nine months ended December 31, 1999 was primarily for computer and related equipment used in the Company's operations, including product development and research.

The Company has outstanding warrants to purchase 339,818 shares of common stock at a price of $2.00 per share over the next six months. The Company also has outstanding warrants to purchase 1,043,119 shares of common stock at a price of $3.00 per share over the next eighteen months, 865,725 of which may be exercised at $2.00 per share if exercised within the next six months. In addition the Company has outstanding warrants to purchase 855,718 shares of common stock at $3.00 if exercised by 10/31/00 or at $4.00 if exercised between 11/1/00 and 10/31/01. If all warrants were exercised, the proceeds to the Company would be between $5,510,422 and $6,552229. The Company cannot require the exercise of these warrants, and there can be no assurance that the warrants, or a significant part of them, will ever be exercised. In addition, if such warrants are exercised at a time when the market price of the Company's common stock is significantly higher than the exercise price of the warrants, the issuance of such shares will result in significant dilution of existing stockholders and may result in a decline of the market price of the Company's Securities. Furthermore, the fact that the warrants have been granted may have an adverse effect on the price of the Company's stock because of the potential for dilution.

The Company held marketable securities available for sale at December 31, 1999. Although the Company does not intend to engage in the business of investing in or buying and selling securities of other companies, these securities were received as partial consideration in connection with the sale of the Company's common stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas Corp. ("EUGS").

At December 31, 1999, the sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.52 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize the values similar to those shown above.

On February 10, 2000, the Company entered into an Acquisition Agreement with Perfumania.com, QV Acquisition Co., which is a wholly owned subsidiary of Perfumania.com., and Rock Mountain Ventures Fund, LP to sell its entire ownership in the Company's wholly owned subsidiary, Qui Vive. If the acquisition is consummated, pursuant to the Acquisition Agreement, Perfumania.com will receive 550,000 of Qui Vive Series A Preferred stock, representing the Company's entire equity interest in Qui Vive in exchange for 1,530,000 share of Perfumania.com common stock. Additionally the Company will receive 10,000 shares of perfumania.com common stock in exchange for licensing rights associated with Qui Vive technology.All shares of Perfumania.com common stock acquired by the Company in this transaction will be "restricted securities" and, unless subsequently registered under the Securities Act of 1933, as amended (the "Securities Act"), or sold under an available exemption from the registration requirements of the Securities Act, such shares may not be sold for a period of at least one year, and then only in compliance with Rule 144 promulgated under the Securities Act.The Company can no way insure the consummation of this transaction. Nor can the Company give any assurance to the future price or market of Perfumania.com common stock if the transaction is consummated.

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

Development Stage, Accumulated Deficit

The Company is a development stage company and has had only limited revenues since its inception. There can be no assurance that the Company will be able to achieve a significant level of sales or attain profitability. The Company's operations have been limited to developing software, initial sales and marketing efforts and fund raising activities. There can be no assurance that the Company will be able to grow in the future or attain profitability. As a result, the Company believes that its prior results of operation are not necessarily meaningful and should not be relied upon as an indication of future performance. The profit potential of the Company's business is speculative, and to be successful, the Company must, among other things, develop and market software that is widely accepted by business customers at prices that will yield a profit. The Company's software products are in the development stage. There can be no assurance that the products of the Company will achieve broad commercial acceptance. The Company's ability to generate future revenues will depend on a number of factors, many of which are beyond the Company's control and include, among others, the ability of the Company to complete its product development activities and to carry on timely and effective marketing campaigns.

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

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States Dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

Foreign Currency Risk

The Company may enter into contracts where we pay or a third party pays us in a foreign currency. This would expose the Company to changes in exchange rates. Changes in the foreign exchange rates may positively or negatively affect our financial position, results of operations or cash flows. Management does not believe that near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows, and therefore have chosen not to enter into foreign currency hedging instruments. Such an approach may not be successful, especially in the event of a significant and sudden decline in the foreign exchange rates.

                           Part II. Other Information

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

Recent Sales of Unregistered Securities. During the three months ended December 31, 1999, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Specifically, the Company received proceeds of $752,93,or an average price of $.95 per share and committed to issue 792,562 shares of common stock and warrants to purchase 792,562 shares of common stock. The Company issued such shares without registration under the Act in reliance on exemptions from registration under the Section 4(2) and/or 3(b), as well as Regulation D promulgated under the Act. The shares of common stock were (and the shares issueable upon exercise of the warrants will be) issued as restricted securities and the certificates representing such shares are or will be stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption. In each case, the purchasers of the securities were accredited investors, as that term is defined by Rule 501 under the Act, or represented to the Company that they were sophisticated investors who were experienced in making investments of this type, either alone or with a purchaser representative, and that they or their purchaser representatives were otherwise suitable (under state and federal regulations) and possessed adequate means of providing for their current needs and personal contingencies and who had no need for liquidity in an investment in securities such as the Company's common stock, which are subject to certain risks, including the possible loss of a person's investment in whole or in part.

The warrants described above originally had an exercise price of $2.00 per share. In October of 1999 the company offered warrant holders the opportunity to exercise their warrants at $.95 instead of $2.00 if done between October 1, 1999 and December 31, 1999.

The Company's common stock is quoted on the over-the-counter ("OTCBB") Nasdaq electronic bulletin board under the symbol SUDG. To date there has been only limited trading activity in the Company's stock.

The Company has outstanding warrants to purchase 339,818 shares of common stock at a price of $2.00 per share over the next six months. The Company also has outstanding warrants to purchase 1,043,119 shares of common stock at a price of $3.00 per share over the next eighteen months, 865,725 of which may be exercised at $2.00 per share if exercised within the next six months. In addition the Company has outstanding warrants to purchase 855,718 shares of common stock at $3.00 if exercised by 10/31/00 or at $4.00 if exercised between 11/1/00 and 10/31/01. If all warrants were exercised, the proceeds to the Company would be between $ $5,510,422 and $6,552229. The Company cannot require the exercise of these warrants, and there can be no assurance that the warrants, or a significant part of them, will ever be exercised. In addition, if such warrants are exercised at a time when the market price of the Company's common stock is significantly higher than the exercise price of the warrants, the issuance of such shares will result in significant dilution of existing stockholders and may result in a decline of the market price of the Company's Securities. Furthermore, the fact that the warrants have been granted may have an adverse effect on the price of the Company's stock because of the potential for dilution.

ITEM 5.  Subsequent Event

On February 10, 2000, the Company entered into an Acquisition Agreement with Perfumania.com, QV Acquisition Co., which is a wholly owned subsidiary of Perfumania.com., and Rock Mountain Ventures Fund, LP to sell its entire ownership in the Company's wholly owned subsidiary, Qui Vive. If the acquisition is consummated, pursuant to the Acquisition Agreement, Perfumania.com will receive 550,000 of Qui Vive Series A Preferred stock, representing the Company's entire equity interest in Qui Vive in exchange for 1,530,000 share of Perfumania.com common stock. Additionally the Company will receive 10,000 shares of Perfumania.com common stock in exchange for licensing rights associated with Qui Vive technology.All shares of Perfumania.com common stock acquired by the Company in this transaction will be "restricted securities" and, unless subsequently registered under the Securities Act of 1933, as amended (the "Securities Act"), or sold under an available exemption from the registration requirements of the Securities Act, such shares may not be sold for a period of at least one year, and then only in compliance with Rule 144 promulgated under the Securities Act. The Company can no way insure the consummation of this transaction. Nor can the Company give any assurance to the future price or market of Perfumania.com common stock if the transaction is consummated.

See "Certain Factors that May Affect Future Results, Financial Condition and the Market Price of Securities" beginning on page 7 of this Report.

Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibit No.                Document Description

    -----------                --------------------

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

          March 31, 1998)


27                Financial Data Schedule


(b) Reports on form 8-K. No Current Reports on Form 8-K were filed for the quarter ended December 31, 1999.




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUNDOG TECHNOLOGIES, INC.
                                  (Registrant)

Date:  February 18, 2000
       -----------------
                                  /s/ Alan D. Rudd
                                  ----------------
                                  Alan D. Rudd

                                  Chairman of the Board
                                  Sundog Technologies, Inc.