Form 10KSB
period 2000-03-31
SUNDOG TECHNOLOGIES INC
filed 2000-07-14
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $45,975.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000 was not determinable since our common stock was not traded during the period. The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 30, 2000 was 23,929,745 shares.

           No documents are incorporated by reference in this report.

                     Transitional Small Business Disclosure
                               Format (Check one):

                                   Yes          No   X
                                        ---         ---


                                Table of Contents


PART I............................................................................................................2
------

   Item 1.   Description of Business..............................................................................2
   ---------------------------------
     Introduction.................................................................................................2
     ------------
     History......................................................................................................2
     -------
     Universal Update(TM)Overview..................................................................................3
     ----------------------------
     Our Strategy.................................................................................................5
     ------------
     Protection of Intellectual Property..........................................................................7
     -----------------------------------
     Competition..................................................................................................7
     -----------
     Employees....................................................................................................8
     ---------
     Subsequent Events-- Sale of QV and Acquisition of Common Shares of Envision..................................8
     ---------------------------------------------------------------------------
     Certain Risk Factors........................................................................................10
     --------------------
   Item 2.   Description of Property.............................................................................14
   ---------------------------------
   Item 3.  Legal Proceedings....................................................................................15
   --------------------------
   Item 4.   Submission of Matters to a Vote of Security Holders.................................................15
   -------------------------------------------------------------

PART II..........................................................................................................15
-------

   Item 5.   Market for Common Equity and Related Stockholder Matters............................................15
   ------------------------------------------------------------------
   Item 6.   Management's Discussion and Analysis................................................................16
   ----------------------------------------------
   Item 7.   Financial Statements................................................................................17
   ------------------------------
   Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure...................17
   --------------------------------------------------------------------------------------------

PART III.........................................................................................................17
--------

   Item 9.  Directors and Executive Officers of the Registrant...................................................17
   -----------------------------------------------------------
   Item 10.  Executive Compensation..............................................................................17
   --------------------------------
   Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................................17
   -------------------------------------------------------------------------
   Item 12.  Certain Relationships and Related Transactions......................................................18
   --------------------------------------------------------
   Item 13.  Exhibits and Reports on Form 8-K....................................................................18
   ------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS...............................................................................F-1
---------------------------------

                                     PART I

Item 1.   Description of Business

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You should regard any statement in these sections that is not a statement of historical fact to be a forward-looking statement of management's beliefs, expectations and plans, all of which may be adversely affected by risks and other factors outside the control of the Company. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause actual results to vary from the views expressed in forward-looking statements include, but are not limited to, risk factors discussed below in " - Certain Risk Factors."

Introduction

Sundog Technologies, Inc. ("we," "Sundog" or the "Company") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Sundog was formerly known as The Thorsden Group, Ltd, and changed its name to "Sundog Technologies, Inc." in April 1999. In October 1997, we acquired Arkona, Inc., a Utah corporation ("Arkona"), through a wholly-owned subsidiary corporation. Arkona is continuing its business of developing, marketing and selling software products for use in portable and distributed network computing. Unless otherwise required by the context, references to "we," "Sundog" or the "Company" in this Report include Sundog and Arkona.

On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. ("QV"). QV is engaged in the development of e-mail security software. On April 7, 2000, we sold our interest in QV to Envision Development Corporation, a Florida corporation ("Envision") in exchange for 1,482,500 shares of Envision common stock. See "Subsequent Events - Sale of QV and Acquisition of Common Shares of Envision."

In March 2000, we closed down our professional services division, which provided our customers with both training and consulting in business process improvement
(BPI). The professional service group was unable to generate sufficient sales to justify the cost of continuing the group's independent operation. We will continue to provide BPI consulting services as requested by customers.

History

In 1997, Sundog's founders anticipated the growth of an emerging market niche, enterprise information exchange (EIX), an outgrowth of the traditional data replication/synchronization marketplace. This innovative technology allows rapid integration of business information systems throughout the enterprise and easy sharing of critical information with remote, occasionally connected workers and partners around the world.

During December 1998, Arkona completed the first shipping version of its core product, Universal Update(TM) and announced a strategic partnership with Open Market, Inc. ("Open Market"), the market share leader in Internet electronic commerce software and a provider of information commerce tools. We shipped revised Universal Update(TM) v. 1.5, which includes special application "adapters" that integrate Universal Update(TM) and Open Market products, in June 1999. Although the results of pre-release evaluations of the combined offering conducted at several Open Market customer and partner sites were promising, early versions of Universal Update(TM) v. 1.5 were poorly marketed and did not sell well.

In January 2000, we hired a new CEO and President, Mr. Alan Rudd. Mr. Rudd immediately brought on a new executive team made up of individuals who Mr. Rudd has worked with and whose qualifications Mr. Rudd knows. In addition to the new executive team, we have hired an experienced domestic sales force of 6 salespersons. Like the executive team, the sales force is made up of individuals that have proven themselves successful in the software industry.

On April 17, 2000 we shipped Universal Update(TM) 1.6 with support for Linux. On May 22, 2000 we signed a distribution agreement with our first ever distributor, Alternative Technology. On June 13, 2000 we announced a partnership with Aether Software to extend core information exchange processes to palm-held personal digital assistants (the most common PDAs are palm pilots and cell phones) ("PDA"s) and cell phones. With our new executive team, sales force and product offerings, we expect significant growth during the coming year.

Universal Update(TM)  Overview

Moving data between dissimilar computing environments is a fundamental problem at many different levels within a computing environment. Universal Update(TM) is a tool that is used to solve this problem at the data and application level. Universal Update(TM) provides a centralized data distribution hub for all of a company's information sources. It easily handles the complex logistics of moving information throughout the enterprise----tracking the information, managing updates and modifications, and selecting the best delivery methods. Universal Update(TM) is the information clearinghouse for the mobile and distributed enterprise.

Primary Features and Benefits of Universal Update(TM)

o Complex data selection and extraction processes are hidden behind a simple point-and-click graphic user interface ("GUI"). Typically, selecting and exporting data requires scripting or programming. Custom programming is virtually eliminated by using Universal Update(TM) .

o Universal Update(TM) is non-intrusive to source data set. Universal Update(TM) does not require modification to the source data or processes. It does not embed any additional code or functions within the source environment and requires only read access rights to extract data. As a result, Universal Update(TM) dose not affect business functions and environment stability.

o        Universal Update(TM)  automatically  recognizes changes in source data.
         Through patented technology, Universal Update(TM) automatically recognizes changes in the source data set and replicates those changes to the target data sets. This allows incremental updates to the target data without having to periodically reload the entire data set from source to target.

o Universal Update(TM) works with a wide variety of source and target data sets. Universal Update(TM) incorporates sophisticated adapter technology that enables data movement between many different types of source and target data sets. By working through JDBC/ODBC drivers (industry standard interfaces that allow users to access read/write databases) or defined application program interfaces (APIs), Universal Update(TM) gives users great flexibility in linking dissimilar data environments.

By design, Universal Update(TM) is intended to be non-intrusive to the source data. As a result, scanning source data for changes and replicating those changes requires an overhead of time. The amount of time required to scan the source data, recognize changes and replicate those changes depends on source data set size and the speed of the servers used to host the source data and Universal Update(TM) . Universal Update(TM) is categorized as a near real-time data replication solution and is not intended to compete with enterprise-class real-time transaction replication systems.

Universal Update(TM)'s Niche

There are many tools and technologies available for moving data between data sets. If the data sets are identical - for example, both are Oracle database sets - capabilities exist within the database itself for both local and remote data replication.

The technological challenge becomes much more complex when moving data between different kinds of databases or data environments. There are numerous products in addition to Universal Update(TM) designed for this type of data movement; however, most such products require a significant amount of manual integration before they can be set up and used. For example, most database products include interfaces that permit a user to extract data from or import data to other sources. These interfaces by definition require that another program, or custom programming, be used to handle the data extraction and moving. Third party commercial products are available to take advantage of the database interfaces; however, they typically require additional custom programming to ensure that the correct data is extracted in the correct format.

In this type of environment, Universal Update(TM) adds value by allowing data to be easily extracted and moved between disparate data sets. Little, if any, custom programming is required. In cases where custom programming is required, a user can typically limit such changes to a small portion of the program, called "adapters," through a software developer kit (SDK) included with Universal Update(TM). Selecting data to be extracted is a simple point-and-click operation through a feature rich GUI. A user may also further refine the data by applying filters to the data targets. Since the transport protocol between the different modules of Universal Update(TM) is TCP/IP, the product can be used to move data between both local and remote data sets.

How the Customer Benefits From Universal Update(TM)

     Universal Update(TM)technology:

o        Extends a company's system investments,
o        Eliminates the complexity of advanced data distribution,
o        Lowers the cost of providing timely information updates,
o Improves communication between distributed partners, customers, and employees, and
o Ensures flexibility for future integration with new data sources and applications.

Current Status of Development

We are currently shipping v1.6 of Universal Update(TM) with plans to release v1.7 at the end of August 2000. We plan to release new versions of the product every 3 - 4 months for the next year. We invested $856,111 and $597,774 in development of Universal Update(TM) in FY 1999 and FY 2000 respectively. The reason for the decrease in development costs in FY 2000 was insufficient funding.


The purpose for this aggressive release schedule is to catch up for cutbacks experienced in FY 2000 and to meet additional customer demands. A sample of the enhancements planned for implementation over the next year is listed below.

o              We plan to make performance and task management improvements.

o Universal Update(TM) will be revised to maintain table to table relationships when distributing information between disparate database systems.

o We plan to add data preview tools to view data within a potential source database system as an external tool

o We plan to alter Universal Update(TM) to include the ability to create products that span multiple tables within a database system without creating a custom view using database tools provided by the particular database vendor(s).

o We plan to alter Universal Update(TM) to allow users with SQL experience to make modification to the SQL statement used by Universal Update(TM). This will give the user the ability to provide more advanced filter criteria depending on the database source and the expertise of the Universal Update(TM) user.

o We plan to add a transformation API that will allow users to perform major data transformation during the data distribution process of Universal Update(TM). With this, Universal Update(TM) users with Java and SQL expertise will be able to write to this API.


Opportunities for Use of Universal Update(TM)

Because of the universal nature of the data exchange problem, there are numerous potential applications for Universal Update(TM) technology. Common tasks such as effecting a change from older technology to new technology, tying together different groups within a company and allowing data interchange between companies all create opportunities for Universal Update(TM). Examples of tasks for which our Universal Update(TM) technology has been and can be used, based on our discussions with customers, include:

o              Synchronizing   data  from  different  systems  in  a  university
               setting.

o              Consolidating   data   from   different   sources   to  a  single
               authoritative source within a data center.

o Replicating government employee contact information throughout the enterprise from the human resources package that is the authoritative source.

o Importing employee information from a human resources database into a health insurers database.

o              Updating a hosted web-based catalog from customer databases.

o Aggregating corporate data to specialized servers that distribute data to hand-held devices.



Our Strategy

We have elected to focus on a parallel marketing strategy pursuing both near-term niche opportunities and longer-term strategic opportunities. We hope that this parallel approach will allow Sundog to realize near-term revenue while establishing a longer-term strategic market position.

Seek Near-Term Niche Opportunities

In order to  generate  revenues in the near term,  we are seeking  opportunities
with   the   following   characteristics,   which   projects   we  call   "niche
opportunities":

o Little existing competition. There are applications and/or databases that have not achieved wide market acceptance. As a result, third party tools and services are limited -- creating little or no existing competition for Sundog.

o              Sufficient  market size.  Ideal markets are smaller segments that
               are   not   well   supported   but   offer   reasonable   revenue
               opportunities.

o Easy technical market entry. Niche opportunities must require few or no changes to our exisitng product. This will allow us to keep the majority of our technical resources focused on longer-term strategic opportunities.

o Well-defined, active channel. A well-defined and active channel is key, even if the channel is small, allowing us to quickly enter this market and fully leverage sales and marketing resources.

o Sufficient time window. Once a need has been identified within a market, there must be a sufficient window of opportunity to allow reasonable time for sales and marketing activities. Factors include a reasonably stable customer base and no significant planned changes to the applications we are targeting.

o              Possible   synergy  with  other  niches.   An  example  would  be
               developing a solution for a financial package that could easily be adapted to other similar financial packages.

Seek Long-Term Strategic Opportunities

In order to strategically position ourselves for the long term, we are seeking opportunities with the following characteristics, which we view as "strategic opportunities":

o Significant market opportunity. The ideal market opportunity would be in a rapidly expanding market with substantial growth potential.

o Strong partnership positions. We would like to gain market entry and establish a strategic position though one or more key partnerships.

o Long-term revenue potential. We are seeking a market with size and dynamics that will permit us to establish a long-term revenue position.

o Competitive advantages. We hope to establish a technical advantage and key strategic relationships.

Identified Near-Term Niche Opportunities and Long-Term Strategic Opportunities

Sundog Technologies has identified several near-term and longer-term market opportunities, including the following:

->       Near-Term Opportunity - Business Intelligence

"Business Intelligence" refers to the process of gathering and analyzing data to gain additional insight into business issues and processes. It encompasses several traditional data functions including data mining, data distribution and reporting. These functions are well established for mainstream markets; however, we have identified several opportunities in smaller market segments and should begin producing revenues from those segments by the end of August 2000.

->       Longer-Term Strategic Opportunity - Mobile Computing

Mobile computing is currently being heralded as the next great frontier for computing opportunity. Business Research Group estimates that there are 50 million mobile workers in the United States alone. Gartner Group has predicted that by the end of 2000, 40% of white-collar workers will work in a mobile environment and that, by 2003, 137 million businesses worldwide will be employing servicing or supporting the mobile computing workforce.

Mobile computing began with notebook computers but is currently being extended to personal digital assistants - (PDA's) and web enabled phones - (WEP) through wireless access protocol (WAP). Both of these last two platforms are far more pervasive and widely used than desktop and notebook PC's. Industry experts estimate that there are 1 billion wireless phones in use worldwide. As PDA's are updated to include better connectivity capabilities (similar to wireless phones) and as wireless phones gain additional computing capability (similar to PDA's), a huge market will be created for content management and content delivery to these platforms.

Corporations are beginning to recognize the importance of PDA's and WEP's as an extension to their corporate computing platforms. One of the technical problems involved with using these mobile devices for corporate computing is enabling complex corporate processes on these platforms. One industry leader describes this problem as "fitting an elephant in a teacup."

Our Universal Update(TM) is a perfect solution for this problem, allowing key pieces of data to be extracted from complex corporate sources and replicated to mobile computing devices. We are aggressively pursuing partnerships that will allow us to offer this type of solution to the mobile computing market.

Our Partnership With Aether Software

One of the first such partnerships is our partnership with Aether Software, announced on June 13, 2000. Aether Software produces a family of products called ScoutWare(TM). ScoutWare(TM) products are designed to manage PDA's and the content on those devices from a central server. By deploying ScoutWare(TM) solutions, corporations can utilize PDA's as valuable mobile computing platforms for a variety of enterprise IT functions. As Aether Software's technologies are combined with Universal Update(TM), Sundog and Aether Software expect to offer a powerful solution for accessing and updating corporate data sources from or to PDAs. The benefits of this partnership provided by both Companies include:

o Aether provides the framework for centrally managing and distributing information to PDAs,

o        Sundog provides easy access to multiple complex data sources,

o Sundog eliminates the need for custom programming or scripting to access data and create data conduits,

o Sundog is non-intrusive to data sources so that no changes are required to core data or business processes,

o Sundog automatically recognizes a change in source data, tracks changes and distributes incremental updates and leverages Aether's ScoutWare(TM) to ensure that all mobile targets have current data sets,

o Interoperability between ScoutWare and Universal Update(TM)is expected to provide ease of use,

o The combined solution is expected to include full automation of conduit and forms development so that PDA forms and applications, and access to the data that drives those forms, can be quickly and easily developed and implemented, and

o The combined solution is expected to permit deployment of mobile solutions in hours, versus days or weeks.


->       Under Consideration For Future Expansion

We are constantly considering additional market opportunities as a way to expand our product line and gain revenue from other market segments. Some of the market opportunities currently under consideration include.

o        Web content management

o        Business to business (B2B) data interchange

o        Directory services enablement


These and other market opportunities are being evaluated in terms of market potential, competition, expected growth and other factors.

Protection of Intellectual Property

We regard our intellectual property as critical to our success, and we rely on copyright, patented and trade secret protection to protect our proprietary rights in intellectual property. on December 7, 1999. We are currently pursuing and expect to pursue the registration of additional copyrights, patents and trademarks in the United States. In addition, all of our employees involved the creation of any software or other products being developed by the Company have signed confidentiality and invention agreements.

As our operations expand, we intend to effect appropriate registrations internationally and domestically as our operations expand, but the United States or foreign jurisdictions may not afford any protection for our intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage.

Competition

The computer software industry is highly competitive, global in scope and comprised of myriad enterprises and individuals. Methods of competition within the industry include, but are not limited to, marketing, product performance, price, product differentiation, service, technology and compliance with industry standards. We anticipate that present and potential competition in the various markets we serve or intend to serve will come from enterprises and individuals of various types, many of which are larger and have greater resources than we do. Firms not now in direct competition with Sundog may introduce competing products in the future. It is possible for companies to be at various times competitors, customers and collaborators in different markets.

Competitors for Sundog's present products, including Universal Update(TM) version 1.6, include Crossworld's (product) Peer Direct's(product) Data Function's and (product). While they are competitors, we differentiate ourselves in two significant ways. Our competitors require significant programming where Universal Update(TM) provides a point and click easy-to-use interface and they are very intrusive while Universal Update(TM) is non-intrusive in that it requires read only rights.

Employees

         As of March 31, 2000, in addition to our executive officers, we had 18 employees, including 6 computer programmers, 9 marketing and sales employees, and 3 administrative and clerical employees. None of our employees is represented by a collective bargaining organization, and we consider our relationship with all our employees to be satisfactory. All of our employees are presently located at our facility in at 4505 South Wasatch Boulevard in Salt Lake City, Utah and are expected to relocated to the facility at 10542 South Jordan Gateway, Suite 200, South Jordan, Utah 84005.

Subsequent Events--Sale of QV and Acquisition of Common Shares of Envision

The Purchase and Sale Transaction.

On June 5, 1998, we formed a new subsidiary company, Qui Vive Inc. QV is engaged in the development of e-mail security software. During late 1999, our board of directors determined that the funding requirements, business strategy and corporate culture of QV were not compatible with Sundog's objectives and resources and determined to sell the subsidiary.

We had previously had discussions with Envision Development Corporation (successor in interest to "Perfumania.com") concerning a business relationship and were aware of Envision's interest in acquiring rights in secure e-mail products and technology. After extensive arms-length negotiations between Envision and Sundog, on March 31, 2000 we entered into an Amended and Restated Acquisition Agreement (the "Acquisition Agreement") with Envision, QV Acquisition Co., and Rock Mountain Ventures Fund, LP.

Pursuant to the Acquisition Agreement, on April 7, 2000, we transferred to Envision all of our interest in QV in exchange for 1,219,500 shares of Envision common stock delivered at closing and an agreement by Envision to issue to Sundog another 272,500 shares of Envision common stock within 2 business days of the approval of such issuance by its shareholders. Approval of the Envision shareholders for the issuance of the yet-unissued 272,500 shares of Envision common stock is required by the rules of the American Stock Exchange, Inc., because Sundog will be issued more than 20% of the issued and outstanding stock of Envision. If such shares are not issued to Sundog on or before July 31, 2000, Envision has agreed borrow 272,500 shares of Envision common stock from its key shareholder and issue such shares to Sundog.

The 1,219,500 shares of Envision common stock we presently own, and the 272,500 shares of Envision common stock we expect to acquire are subject to a contractual covenant prohibiting sale of such stock in the open market any time on or before October 7, 2001. We are permitted to sell such shares in large blocks in privately negotiated transactions; nevertheless, because any acquirer must take such shares subject to the prohibition on sale before October 7, 2001, we expect interest in acquiring our Envision shares to be limited and the purchase and sale price in any such transaction to be a significant discount from current market prices. Even after all contractual restrictions on the sale of our shares of Envision common stock have expired, such shares may continue to be "control securities" and may not be resold expect pursuant to an effective registration statement or pursuant to the so-called "leak out" provisions of Rule 144 promulgated under the Securities Act.

Use of Our Shares of Envision common stock.

In the near-term, we intend to use our shares of Envision common stock to help fund our operations. In light restrictions on resale imposed by the securities laws and the contractual restriction prohibiting sale of our shares of Envision common stock on an exchange prior to October 7, 2001, we do not intend to sell our shares of Envision common stock in the market. Rather, we have entered into a loan agreement pursuant to which a private lender has agreed to loan us up to $8,000,000 (in eight $1,000,000 traunches secured by our shares of Envision common stock) at an interest rate of 8.375% for a five-year term. (The lender's obligation to fund such loan is contingent upon the market price for a share of Envision common stock exceeding $28.50 or the lender's willingness to waive such condition; although the market price for Envision common stock is below $28.50 as of July 12, 2000, the lender has indicated its intend to waive such condition with respect to at least the first $1,000,000 traunche, and we expect to receive the first $1,000,000 in loan proceeds during July 2000.) We are also considering selling one or more large blocks of our shares of Envision common stock in a privately negotiated transaction. We expect to us any proceeds from a loan secured by a pledge of our Envision shares or from a sale of such shares to fund our ongoing research, development and operations.

Information Concerning Envision Development Corporation

Although our President and CEO, Alan Rudd, serves on the board of Envision and we own approximately 19.9% of the outstanding shares of Envision common stock, we do not intend to be actively involved in the management of Envision and, in general, we do not have, and are unable to provide, information about the operations or finances of Envisions. Envision files annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may read and copy any reports, statements, or other information that Envision files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC also maintains an Internet site (http://www.sec.gov) that makes available to the public reports, proxy statements, and other information regarding issuers, such as Envision, that file electronically with the SEC. We disclaim control of Envision. We do not warrant, and expressly disclaims any knowledge or belief concerning, the accuracy of any document filed by Envision with the SEC or any other publicly available information concerning Envision disseminated to the public.

Certain Risk Factors

Our short and long-term success is subject to certain risks, many of which are substantial in nature. You should consider carefully the following risk factors, in addition to other information contained in this report as you evaluate us and our business. Any one of these factors could cause actual results of our operations to differ materially from projected results.

We are in the development stage, meaning that we have had only limited revenues from sales of products or services.

We are is in the development stage and have a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. Our operations to this point have been limited to developing software, making initial sales under contracts with two customers and obtaining financing for our operations. As a result of the increase in operating expenses caused by recent hiring of a sales force, operating results may be adversely affected if significant sales do not materialize in the near term. We can provide no assurance that we will be able to generate significant sales in the near term or the long term.

We have incurred substantial losses since our inception, expect to continue to incur losses and may never be profitable

We have incurred operating losses each year since our inception in 1992. As of March 31, 2000, our accumulated deficit was approximately $8,402,222. We expect to incur additional losses for the foreseeable future, and we expect our losses to increase as our research and development efforts progress. Our operating expenses are expected to increase as a result of our recent hiring of a 6 person sales force, a new management team and planned additional. We do not expect sales revenues to increase in sufficient amount during the coming fiscal year to offset our operating expenses, and we can provide no assurance that our revenues will ever be large enough to offset operating and other expenses. We do not expect to be profitable in the near future and may never be profitable.


We require additional capital to meet our short term obligations and continue development of our products.

We do not presently have working capital sufficient to meet our immediate term obligations. We have entered into a loan agreement pursuant to which a private lender has agreed to loan us up to $8,000,000 (in eight $1,000,000 traunches) at an interest rate of 8.375% for a five-year term; however, one of the conditions precedent to the lender's obligation to fund such loan--the market price for a share of Envision common stock exceeding $28.50--is presently not satisfied and may not be satisfied at any time in the near future. If the lender does not waive such condition precedent (as the lender has indicated it intends to do) and refuses to fund the loan, we will have a critical shortage of capital and, if we cannot obtain funding from other sources, will be unable to pay our current expenses.

Even if the loan does fund, if we do not begin to generate significant revenues in the near future, we will need to raise additional funds to fund our rapid expansion, to develop new or enhance existing services or products or to respond to competitive pressures. If additional funds are raised through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures would be significantly limited.

Our accountants have included an explanatory paragraph on our financial statements regarding our status as a "going concern."

Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 12, 2000_that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities and certain assets consisting of marketable securities to sustain operations. Additional financing may be required if we are to continue as a going concern.

The market may not accept our software and technologies.

Our software is in a development stage. Our Universal Update(TM) 1.5 program was first publicly distributed in December 1998 and has produced only limited sales to date, despite the release and distribution of an enhanced version in June of 1999. Our Universal Update(TM) 1.6 with support for Linux was first released on April 17, 2000, and we have no sales as of June 30, 2000. We can provide no assurance that end-users will be interested in purchasing any of our existing or future products in the near term or the longer term.

We face significant competition from remote access software developers.

The market for remote access software is highly competitive greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. As a result, we may be unable to obtain a significant market share in the remote access software business. In addition, competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition.


We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.

We are highly dependent upon the efforts of management and technically skilled personnel, including programmers and engineers, and future performance will depend in part upon our ability to increase sales, manage growth effectively, and to retain the services of our management, our technical staff and sales staff. Because competition for management, technical and sales personnel is intense, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team of the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

We rely on our intellectual property rights, and if we are unable to protect these rights we may face increased competition and our business may be materially adversely affected.

We regard our intellectual property as critical to our success, and we rely on copyright, patent and trade secret protection to protect our proprietary rights in intellectual property. We are currently pursuing and expect to pursue the registration of copyrights, patents and trademarks in the United States. Effective trademark, copyright, trade secret or patent protection may not be available in every country in which our products are or become available. We intend to effect appropriate registrations internationally and domestically as our operations expand, but the United States or foreign jurisdictions may not afford any protection for our intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. Although we enter into confidentiality and invention agreements with our employees and consultants, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to unpatented trade secrets and know-how. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

The software industry, and in particular, the Internet, are characterized by rapid development and change. We must develop products and technology that keep pace with technological change.

The software and Internet markets are recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these technologies, products and services and their rapid evolution require that we continually improve the performance, features and reliability of our software, particularly in response to competitive offerings by other companies. There can be no assurance that we will successfully respond quickly, cost effectively and sufficiently to these developments. There may be a time-limited market opportunity for our products, and there can be no assurance that we will be successful in achieving widespread acceptance of our products before competitors offer products and services with features and performance similar to current offerings. In addition, the widespread adoption of new technologies or standards could require substantial expenditures to modify or adapt our products and services and which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our new software enhancements may contain design flaws or other defects that limit their marketability.

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

Our shares of Envision common stock may not be sold in the market until October 7, 2001. Even after such date, they will be "restricted securities" and subject to certain restrictions.

The 1,219,500 shares of Envision common stock we presently own, and the 272,500 shares of Envision common stock we expect to acquire, are subject to a contractual covenant prohibiting sale of such stock in the open market any time on or before October 7, 2001. We are permitted to sale such shares in large blocks in privately negotiated transactions; nevertheless, because any acquiror must take such shares subject to the same prohibition on sale before October 7, 2001, we would expect interest in acquiring our Envision shares to be limited and the purchase and sale price in any such transaction to be a significant discount from current market prices.

Even after any contractual restrictions on the sale of our shares of Envision common stock have expired, such shares will continue to be "control securities" as that term is defined under the Securities Act, and may not be resold unless and until such time as the relevant Envision shares are registered under applicable federal and state securities laws or unless an exemption from registration is available. After October 7, 2001, the Envision Shares may be sold in compliance with Rule 144 adopted under the Securities Act. Rule 144 provides, in part, that a person holding control securities for a period of one year may sell in any three-month period an amount equal to the greater of the average weekly trading volume of the stock during the four calendar weeks preceding the sale, or one percent of the issuer's outstanding common stock. As a result of such restrictions on transferability, we will be unable to quickly liquidate our Envision shares in the public market at any time. Our Envision shares may significantly decrease in value before we are able to sell such shares.

Shares of Envision common stock may be significantly overvalued.

The valuations of companies such as Envision that engage in business over the Internet have been volatile and, despite such volatility, have generally increased dramatically over the last few years. Such valuations have been far out of line with the valuations attributed to companies engaged in other lines of business and many investment advisors have warned that such valuations are not warranted and are overinflated. There can be no assurance that the valuation of our shares of Envision common stock will not suffer a significant correction before such Envision shares can be sold in compliance with governing contractual covenants and the securities laws.

We will be required to recognize capital gain and pay taxes on the sale of our Envision shares.

If we sell some or all of our shares of Envision common stock, we will recognize gain (or loss) for tax purposes on the Envision shares sold in an amount equal to the difference between the sale price of such shares and our basis in each such share. Moreover, if, in connection with our sale of any of our shares of Envision common stock, our board of directors declares a dividend, shareholders of Sundog entitled to receive such dividend will be required to pay income taxes at the rate applicable to ordinary gains. To the extent you give any weight to the value of our shares of Envision common stock in valuing our business or shares, you should be aware that, because of applicable taxes, the amount of money we may be able to use or distribute upon eventual disposition of our shares of Envision common stock will be significantly less than the market price of such shares.

Although our license terms limit our liability for product liability claims, there can be no assurance that such a claim will not be brought in the future.

We have not experienced product liability claims to date. However, our products include programs designed for mission critical applications, creating the risk that the failure or malfunction of our products may result in serious damage or loss and open us to a claim for damages. While contract terms limit our exposure, there can also be no assurance that a court would not rule such provisions to be invalid or unenforceable, or that changes in the law would render such terms void or unenforceable. A successful claim could have a material adverse effect on our operations and finances. Furthermore, the cost of defending against a claim, even successfully, could be material and could have an adverse effect on our results of operations and an adverse effect on the marketing of our products.

There is no present market for our common stock, and it is possible no such market may ever develop

There has been no market for our common stock, and it is possible that no market will develop. Our common stock is not listed on any exchange, and it may never be eligible to be listed on any exchange. We intend to seek listing on The Nasdaq SmallCap Market or quotation on the Nasdaq OTC Bulletin Board during 2000, but our application may not be accepted. Until we are eligible to satisfy the listing criteria of Nasdaq or another stock market or qualify to be quoted on the Nasdaq OTC Bulletin Board, trading, if any, in our common stock will be extremely limited or non-existent. Consequently, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

The unpredictability of our quarterly results of operations makes it difficult to predict our financial performance and, if a market for our common stock develops, may adversely affect the trading price of our common stock

Our quarterly results of operations have varied in the past and are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, some of which are outside of our control. These factors include:

o the rate at which customers purchase Sundog's software and the prices paid for such software;
o the amount and timing of capital expenditures and other costs relating to the expansion of Sundog's business;
o        the introduction of software products by Sundog or its competitors;
o        price competition or changes in Internet and computer technology; and
o technical difficulties or economic conditions specific to Sundog's business.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If our revenues are lower than expected, we would incur greater than expected losses. In addition, during future periods our operating results likely will fall below the expectations of investors. In this event, the market price of our common stock likely would decline.

Our executive officers, directors and a single investor hold a majority of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval BTA Rewrite of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

Our board may issue preferred stock without shareholder approval, which may adversely affect the value of our common stock and permit the our board to block a takeover attempt.

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have the effect of making it more difficult for third parties to acquire a majority of our outstanding voting stock.

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

There has been no market for our common stock and there is no assurance that any market will develop. Our common stock is not listed on any exchange. If and when such a more established market may develop, the market price of our common stock, like that of the securities of other software and high technology companies, may be highly volatile. Broad market fluctuations may adversely affect the market price of our common stock. Our stock price may be affected by each of the factors described above, as well as:

o Announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors,
o The adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally,
o        Disputes relating to patents or proprietary rights,
o Publicity regarding actual or potential results relating to product candidates under development by us or a competitor,
o        Delays in product development,
o        Slow acceptance of our products in new or existing markets, and
o Economic and other external factors, as well as period-to-period fluctuations in financial results.

Anti-takeover provisions of Delaware Corporate Law and our ability to issue preferred stock may affect the price of our common stock and allows the Board of Directors to issue securities that may significantly dilute your ownership and voting power.

Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. We have not issued any Preferred stock and there are no present plans to issue any Preferred stock. Our Board of Directors has the authority to issue the Preferred stock with such voting and other rights superior to those of our common stock, which could effectively deter any attempted takeover of the Company. In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of such corporation's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's shareholders (excluding the Interested Stockholder). These provisions prohibiting Interested Stockholder transactions could also preserve management's control of Sundog.

We have not declared any dividends with respect to our common stock.

We have never paid cash dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on Our shares of common stock in the foreseeable future.

Item 2.  Description of Property

Sundog owns no real property. We currently lease a 3,455 square foot facility located at 4505 South Wasatch Boulevard in Salt Lake City, Utah from an unaffiliated third party at which we conduct all of our corporate, administrative, research (for Universal Update(TM) ) and development activities. The lease of the Salt Lake facility expires December 31, 2000. The base monthly lease payment for that facility totals $5,643.

We are in the process of moving from our current location described above to a 8,340 square foot facility located 10542 South Jordan Gateway, Suite 200, South Jordan, Utah 84005. We are moving in order accommodate the additional employees hired to date and those we expect to hire in the near future. Also, the new office space is more centrally located so that the Company can draw from both Salt Lake and Utah County employee markets. Our new lease will expire July 31, 2005, and our initial base monthly lease payment will be $13,205 per month.

We believe that our new facilities are adequate for its needs for at least the next year and do not anticipate any expansion or the need to acquire, through lease or otherwise, any additional facilities for at least one year.

Item 3.  Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

There is no current public trading market for our common stock and there is no assurance that any market will ever develop for such shares. To the extent a market does develop in the future, the market price of our common stock will be subject to significant fluctuations as a result of several factors over which we will have little or no control.

As of June 10, 1999 there were approximately 23,929,745 shares of our common stock issued and outstanding held by approximately 425 holders of record. We have never issued any shares of preferred stock. We have never declared or paid dividends on any class of our equity securities.

Recent sales of Unregistered Securities.

During the year ended March 31, 2000, the Company sold and issued 1,295,420 shares of common stock for cash proceeds of $1,640,168 at a range of prices between $0.95 and $3.00. Between April 9, 1999 and June 2, 1999, 107,667 shares were sold at $1.50 per share to 8 investors. On June 23, 1999, 16,667 shares were sold at $2.00 per share to one investor. Between September 30, 1999 and December 30, 1999, 855,719 shares were sold at $0.95 per share to 39 investors. Between March 1, 2000 and March 9, 2000, 213,000 shares were sold at $2.00 per share to 7 investors. On March 9, 2000, 1,667 shares were sold at $3.00 per share to one investor.

The offer and sale of such shares of our common stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.   Management's Discussion and Analysis

Fiscal Year Ended March 31, 2000 ("FY2000") Compared With Year Ended March 31, 1999 ("FY1999")

The fiscal year ended March 31, 2000 was a year of transition and change for Sundog. We began the year focused on getting products developed and released to market; however, soon after the year started, we ran into cash flow problems. By August 1999, several engineers and other staff employees had either left or were asked to leave the Company. By the end of November 1999, most of the executive staff had left the Company. By the end of December 1999, the Company's head count was less than half of what it was when the fiscal year began.

In January 2000, Alan Rudd was hired as CEO and President of Sundog. Since coming to the Company, Rudd has put in place an experienced executive team and sales force. With that done, we are working to catch up on lost time and accelerate growth and success. Unfortunately, the sales force and executive team were not hired until the end of the 4th quarter of FY 2000 and in some cases the beginning of the 1st quarter of FY 2001.

Revenues for the FY2000 were $45,975, compared to $75,167 for FY1999. Revenues for FY2000 were due to fees for consulting services and the sale of software licenses. Revenues for the year ended FY1999 were primarily due to fees for consulting services. The reason for the decline in revenues is primarily the reduction of consulting services during FY2000.

Cost of goods sold totaled $47,125 in FY2000, compared to $49,756 in FY1999. Operating expenses for FY2000 totaled $3,076,682 as compared to $1,744,539 for FY1999. The increase was primarily due to increases in marketing and general and administrative expenses. Marketing, general and administrative expenses totaled $2,431,783 in FY2000, compared to $838,672 in FY1999. The increase was due to an increase in salaries of $405,269 and the following non-reoccurring expenses: professional fees increased $262,572 over the previous year with the majority of the increase due to the sale of Qui Vive; the now closed down consulting services group experienced an increase in expenses of $233,171; we experience an increase in depreciation expense of $68,779 due to a change in the estimated life of computer equipment from 5 years to 3 years; and we experienced an contract labor of $135,279.

Operating expenses in FY2000 included $597,774 in research and development expense, compared to $856,111 FY1999. This decrease in R&D costs was due to the majority of the technical staff either leaving or being let go by the end of August 2000. Notwithstanding last year's loss of technical personnel, we expect that research and development expenditures will increase in the coming year due to planned increases in engineering and testing.

We had $38,208 in interest income during FY2000, compared to $46,767 in FY1999. The net loss for the year ended March 31, 2000 was $5,340,746 (or $0.23 per share) compared to a loss of $2,356,758 (or $0.11 per share) in the year ended March 31, 1999. The increased loss was due to the increase in marketing and general and administrative expenses.

Despite the turbulent year, we released Universal Update(TM) v1.6 in May 2000. In addition, during the fourth quarter of FY2000, our new marketing and sales team has signed the Company's first distributor, and we are recruiting resellers. In addition, we had some sales of Universal Update(TM) v1.5 in the fourth quarter of FY2000 and are gleaning valuable information about customer's needs and wants. Our marketing efforts are currently focused on leveraged activities such as trade shows, user group meetings and targeted direct mailings. While sales are still very slow, we are building momentum and awareness in the market place.

Liquidity and Capital Resources

At March 31, 2000, we had cash and cash equivalents of $492,657 as compared to cash and cash equivalents of $2,193,344 as of March 31, 1999.

We have been unable to finance our operations from cash flows from operating activities. Substantial funds and additional time will be required to continue developing and commercializing our products. Because operating activities have not produced significant revenues to date and because we will require significant capital to accomplish the objectives set forth above, additional equity and/or debt funding will be required. Such funding may not be available or may not be available on favorable terms.

Our current cash and cash equivalents are insufficient to fund our activities during the coming year. In order to obtain need capital, we have we have entered into a loan agreement pursuant to which a private lender has agreed to loan us up to $8,000,000 (in eight $1,000,000 traunches, secured by our shares of Envision Development Corporation common stock) at an interest rate of 8.375% for a five-year term; however, the lender's obligation to fund such loan is contingent upon the market price for a share of Envision common stock exceeding $28.50 or the lender's willingness to waive such condition. Although the market price for Envision common stock is below $28.50 as of July 12, 2000, the lender has indicated its intend to waive such condition with respect to at least the first $1,000,000 traunche, and we expect to receive the first $1,000,000 in loan proceeds during July 2000.

Management believes that the cash available to the Company from the recently signed credit facility and cash provided by operations will be sufficient to meet the business requirements of the Company for the next 18 months. If we are unable to capitalize on the current credit facility due to fluctuations and uncertainties surrounding Envision's common stock, we will be required to seek additional funding through the sale of its securities or through borrowing. In addition, although we do not expect to make any purchases of new plant during coming year, we do plan to purchase significant amounts of additional computer equipment for our testing and research and development efforts. We also continue to evaluate new product opportunities and may, if necessary, seek to add equipment and personnel to pursue such opportunities in the future. If we purchase significant amounts of additional computer equipment or expand our operations to develop new products, we may need to seek additional financing through borrowing or the sale of securities. There can be no assurance that additional funding will be available as required or on terms that are favorable to the Company. The issuance of shares of the Company's common stock or other securities convertible into such securities will result in dilution to the shareholders of the Company and such dilution may be material and substantial.

Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Our independent public accountants have issued their report dated June 12, 2000 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited, and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If such additional funding cannot be obtained, we may be required to scale back or discontinue its operations. Even if such additional financing is available, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.


Item 7.   Financial Statements

         The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-16 of this report.


Item 8.  Changes  in  and  Disagreement   With  Accountants  on  Accounting  and
         Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the SEC.

Item 10.  Executive Compensation

         The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in our definitive proxy statement to be filed with the SEC.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC.

Item 12.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in our definitive proxy statement to be filed with the SEC. Item 13. Exhibits and Reports on Form 8-K

         (a)......Exhibits.


Exhibit
Number             Title of Document                                 Location
---------------    ----------------------------------------------    ---------------------------------------
3.1                Certificate of Incorporation                      Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

3.2                Amendment to Certificate of Incorporation         Incorporated by reference to
                                                                     Definitive Information Statement on
                                                                     Form 14C, filed with the SEC on May
                                                                     6, 1998

3.3                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

10.1               1992 Stock Option Plan                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

10.2               Form of Employee Confidentiality, Work            Incorporated by reference to the
                   Product and Non-competition Agreement             Company's Quarterly Report on Form
                                                                     10-QSB for the quarter ended December
                                                                     31, 1997, as amended

10.3               1999 Stock Option Plan                            Incorporated by reference to the
                                                                     Company's Annual Report on Form
                                                                     10-KSB for the year ended March 31,
                                                                     1999

10.4               Amended and Restated Stock Acquisition            Incorporated by reference to the
                   Agreement by and among Envision Development       Company's Current Report on Form 8K
                   Corporation, Qui Vive Acquisition                 filed with the SEC on April 24, 2000
                   Corporation, the Company and
                   RockMountain  Ventures  Fund, LP,
                   dated as of March 31, 2000.

10.5               Registration Rights Agreement by and among        Incorporated by reference to Current
                   Envision Development Corporation, the             Report on Form 8K filed with the SEC
                   Company and  RockMountain Ventures Fund, LP,      on April 24, 2000
                   dated as of April 7, 2000.

10.6               Master Lease between Parkway Tower, L.L.C.        Filed herewith
                   and the Company.

10.7               Stock Loan Commitment and Agreement dated         Filed herewith
                   June 16, 2000 between Trafalgar Resources,
                   LLC and the Company.

27.1               Financial data schedule                           Filed herewith.

         (b)......Reports on Form 8-K

 .........We  did not filed any  Current  Reports on Form 8-K during the  quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2000.

                               Sundog Technologies, Inc.


                               By:      /s/Alan S. Rudd
                                    -----------------------
                                           Alan S. Rudd
                                           President, Chief Executive Officer


                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature to this Form 10-KSB appears below hereby constitutes and appoints Alan Rudd and Stephen Russo, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


Signature                                            Title                                 Date
---------                                            -----                                 ----

           /s/ Alan S. Rudd                          President and Chief Executive         July 13, 2000
--------------------------------------------         Officer and Director (Principal
               Alan S. Rudd                          Executive Officer)



           /s/ Stephen Russo                         Chief Financial Officer               July 13, 2000
--------------------------------------------        (Principal Financial and
               Stephen Russo                         Accounting Officer)



                                                     Director                              July 13, 2000
--------------------------------------------
               Jerral Pulley

           /s/ John Zollinger                        Director                              July 13, 2000
--------------------------------------------
               John Zollinger

                            SUNDOG TECHNOLOGIES, INC.

                   Including the accounts of its subsidiaries
                         ARKONA, INC. and Qui Vive, Inc.
                          [A DEVELOPMENT STAGE COMPANY]

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

                       [WITH INDEPENDENT AUDITORS' REPORT]

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A DEVELOPMENT STAGE COMPANY]


                                TABLE OF CONTENTS
                                -----------------


                        Independent Auditors' Report

                                    Page F-1

                Consolidated Balance Sheet -- March 31, 2000

                                    Page F-2

Consolidated Statements of Operations and Comprehensive Income for the years ended March 31, 2000 and 1999, and for the period from inception [June 11, 1992] through March 31, 2000

                                    Page F-3

Consolidated Statement of Stockholders' Equity/(Deficit) for the period from inception [June 11, 1992] through March 31, 2000

                                 Pages F-4 - F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2000 and 1999, and for the period from inception [June 11, 1992] through March 31, 2000

                                   Pages F-6

Notes to Consolidated Financial Statements

                                Pages F-7 - F-15

                          Independent Auditors' Report


The Board of Directors and Shareholders
Sundog Technologies, Inc.[a development stage company]


We have audited the accompanying consolidated balance sheet of Sundog Technologies, Inc., [a development stage company] formerly known as The Thorsden Group, Ltd., including the accounts of its subsidiaries, Arkona, Inc. and Qui Vive, Inc. as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999, and for the period from June 11, 1992 [inception] through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Arkona, LLC, a limited liability company and predecessor of Arkona, Inc., for the period from inception through December 31, 1996, were audited by other auditors whose report dated September 30, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sundog Technologies, Inc., [a development stage company] including the accounts of its wholly-owned subsidiaries as of March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has experienced losses from operations since its inception and has not yet begun generating significant revenue which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/ MANTYLA McREYNOLDS
                                           ----------------------
Salt Lake City, Utah                           MANTYLA McREYNOLDS
June 12, 2000

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                           Consolidated Balance Sheet
                                 March 31, 2000

                                     ASSETS
                                     ------

Current Assets

  Cash & cash equivalents - Notes 1 & 2                             $   489,297

  Marketable securities available for sale - Note 8                       3,360

  Prepaid expenses                                                       24,315

                        Total Current Assets                            516,972



Property and Equipment - Note 6

  Property and equipment                                                339,012

  Less: Accumulated depreciation                                       (152,805)

                     Net Property and Equipment                         186,207

Other Assets

  Deposits - Note 9
                                                                         16,618

  Other asset - Note 14
                                                                        920,811

  Intangible assets - Note 4
                                                                         45,270

                         Total Other Assets                             982,699

                            TOTAL ASSETS                            $ 1,685,878

                  LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
                  --------------------------------------------

Current Liabilities

  Accounts payable                                                  $   206,476

  Accrued liabilities
                                                                         73,902

  Deferred contract services
                                                                          1,500

  Current portion of capital leases - Note 5                             15,556

  Net current liabilities of discontinued segment                       460,449

                         Total Current Liabilities                      757,883

Long-Term Liabilities

  Capital leases payable - Note 5
                                                                         30,544

  Less current portion of capital leases
                                                                        (15,556)

  Net long-term liabilities of discontinued segment
                                                                        187,658

                        Total Long-Term Liabilities
                                                                        202,646

                             Total Liabilities
                                                                        960,529

Minority Interest in discontinued operations - Note 13                1,338,429

Stockholders' Equity/(Deficit) - Notes 7, 8, 11 & 13

  Preferred stock -- 10,000,000 shares authorized, $.001 par value; no shares issued and outstanding

  Capital stock -- 50,000,000 shares authorized, $.001 par
    value; 23,825,521 shares issued and outstanding                      23,826

  Additional paid-in capital
                                                                      7,778,898

  Accumulated unrealized losses on investments
                                                                        (13,582)

  Deficit accumulated during the development stage                   (8,402,222)

                   Total Stockholders' Equity/(Deficit)                (613,080)

            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)      $ 1,685,878

                 See accompanying notes to financial statements


                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
             Consolidated Statements of Operations and Comprehensive
   Income For the Years Ended March 31, 2000 and 1999, and for the Period from
                 Inception[June 11, 1992] through March 31, 2000

                                                             Year           Year          Period from
                                                             ended          ended     June 11,1992 Through
                                                            3/31/00        3/31/99          3/31/00
                                                        --------------  -------------  ----------------

Revenues - Note 1                                       $     45,975    $     75,167     $   265,413

Operating Expenses
 Cost of sales                                                47,125          49,756          98,991

 Research and development                                    597,774         856,111       1,739,245

 Marketing, general and administrative                     2,431,783         838,672       3,849,508

  Total Operating Expenses                                 3,076,682       1,744,539       5,687,744

          Net Loss from Operations                        (3,030,707)     (1,669,372)     (5,422,331)

Other Income/(Expense)

  Interest income                                       $     38,208    $     46,767     $   105,819

  Interest expense                                            (6,202)         (6,684)        (16,086)

  Other income                                                    19             270             289

  Other expense                                                 --              (178)           (288)

  Loss on sale of securities available for                      --            (4,068)         (4,068)
sale

        Total Other Income/(Expense)                          32,025          36,107          85,666

          Net Loss From Continuing
          Operations                                      (2,998,682)     (1,633,265)     (5,336,665)

Discontinued Operations: Note 14
     Loss from discontinued operations                    (2,342,064)       (723,493)     (3,065,557)

Net Loss                                                $ (5,340,746)   $ (2,356,758)    $(8,402,222)

Other comprehensive income:
   Unrealized holding gains(loss)                                172         145,256         (13,582)

Comprehensive Income (Loss)                               (5,340,574)     (2,211,502)     (8,415,804)

Basic & Diluted Loss/share - Note 1
  Continuing Operations                                 $      (0.13)   $      (0.08)    $     (0.74)

  Discontinued Operations                                      (0.10)          (0.03)          (0.43)

     Basic & Diluted Net Loss per share                        (0.23)          (0.11)          (1.17)

Weighted average number shares                            23,089,178      20,922,574       7,201,019

                 See accompanying notes to financial statements


                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
            Consolidated Statement of Stockholders' Equity/(Deficit)
      For the Period from Inception [June 11, 1992] through March 31, 2000
                                                                                    Accum.
                                                                      Additnl.    Unrealized                       Total
                                                          Common      Paid-In      Loss on        Accum. Loss    Stockholders'
                                       Shares Issued      Stock       Capital     Investments     Devel Stage  Equity/(Deficit)
                                       -------------      -----       -------     -----------     -----------  ----------------

Balance, June 11, 1992                      --      $      --       $     --     $      --      $      --      $    --

Issued common stock for cash
through March 31, 1993, $0.00125         400,000            400            100          --             --              500
per share

Net loss for the year ended
March 31, 1993                              --             --             --            --             (269)          (269)

Balance, March 31, 1993                  400,000    $       400    $       100   $      --      $      (269)   $       231

Capital contribution                        --             --              500          --             --              500

Issued shares in Private Placement        24,500             25            221          --             --              246
for cash, $0.01 per share

Net loss for the year ended
March 31, 1994                               --            --             --            --             (221)          (221)

Balance, March 31, 1994                  424,500    $       425    $       821   $      --      $      (490)   $       756

Net loss for the year ended
March 31, 1995                              --             --             --            --           (2,262)        (2,262)

Balance, March 31, 1995                  424,500    $       425    $       821   $      --      $    (2,752)   $    (1,506)

Net loss for the year ended
March 31, 1996                              --             --             --            --           (1,078)        (1,078)

Balance, March 31, 1996                  424,500    $       425    $       821   $      --      $    (3,830)   $    (2,584)

Net loss for the year ended
March 31, 1997                              --             --             --            --          (64,706)       (64,706)

Balance, March 31, 1997                  424,500    $       425    $       821   $      --      $   (68,536)   $   (67,290)

Issued stock for assets as part of
Arkona merger, $0.001 per share       15,575,500         15,575           --            --             --           15,575

Issued shares in Private Placement
for cash and securities, $0.48 per     4,000,000          4,000      1,926,486          --             --        1,930,486
share

Issued shares in Private Placement
for cash                                 132,500            133        264,867          --             --          265,000

Adjustment for unrealized loss on
investments                                 --             --             --        (159,010)          --         (159,010)

Net loss for the year ended
March 31, 1998                              --             --             --            --         (636,180)      (636,180)

Balance, March 31, 1998               20,132,500    $    20,133    $ 2,192,174   $  (159,010)   $  (704,716)   $ 1,348,581

Issued shares in Private Placement
for cash, $1.40 per share              2,397,601          2,397      3,365,352          --             --        3,367,749

Adjustment to unrealized loss on
investments                                 --             --             --         145,256           --          145,256

Net loss for the year ended
March 31, 1999                              --             --             --            --       (2,356,758)    (2,356,758)

Balance, March 31, 1999               22,530,101    $    22,530    $ 5,557,526   $   (13,754)   $(3,061,474)   $ 2,504,828

                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
            Consolidated Statement of Stockholders' Equity/(Deficit)
      For the Period from Inception [June 11, 1992] through March 31, 2000
                                                                                     Accum.
                                                                       Additnl.    Unrealized                       Total
                                                           Common      Paid-In      Loss on        Accum. Loss    Stockholders'
                                         Shares Issued      Stock      Capital     Investments     Devel Stage  Equity/(Deficit)
                                        -------------      -----       -------     -----------     -----------  ----------------

Balance, March 31, 1999                   22,530,101   $    22,530   $ 5,557,526   ($   13,754)   ($3,061,474)   $ 2,504,828

Issued shares in Private Placement
for cash, $1.50 per share                    107,668           108       161,392          --             --          161,500

Exercise of A & B warrants for cash,
$2.00 per share (3/98 PPM)                    42,867            43        85,691          --             --           85,734

Exercise of A & B warrants for cash,
$0.95 per share (October offer)              855,718           856       812,077          --             --          812,933

Exercise of B warrants for cash,
$3.00 per share (3/98PPM)                      1,667             2         4,999          --             --            5,001

Issued shares in Private Placement
(2000) for cash, $2.00 per share             287,500           287       574,713          --             --          575,000

Adjustment to unrealized loss on
investments                                     --            --            --             172           --              172

Compensation expense for stock
options granted                                 --            --         582,500          --             --          582,500

Net loss for the year ended
March 31, 2000                                  --            --            --            --       (5,340,748)    (5,340,748)

Balance, March 31, 2000                   23,825,521   $    23,826   $ 7,778,898   ($   13,582)   ($8,402,222)   ($  613,080)
                                         ===========   ===========   ===========   ===========    ===========    ===========

                See accompanying notes to financial statements


                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                      Consolidated Statements of Cash Flows
                   For the Years Ended March 31, 2000 and 1999
            and for the Period from Inception [June 11, 1992] through
                                 March 31, 2000



                                                                                                   Period from
                                                                       Year ended     Year ended     6/11/92
                                                                        3/31/00         3/31/99     to 3/31/00
                                                                        -------         -------     ----------

Cash Flows from Operating Activities

Net Loss                                                             $(5,340,748)   $(2,356,758)   $(8,402,222)

Minority interest net loss                                              (612,635)          --         (612,635)

Adjustments to reconcile net income to net cash provided by                 --             --             --
operating activities:

    Depreciation and amortization                                        172,485         45,758        224,661

    Amortization of stock options                                      1,029,808           --        1,029,808

    Recorded gain on disposal of segment                                (920,811)          --         (920,811)

    Decrease/(increase) in accounts receivable                            51,200        (42,887)          --

    Increase/(decrease) in accounts payable                              342,736         47,460        483,484

    Increase/(decrease) in other current liabilities                      40,903          4,894        116,725

    Increase/(decrease) in deferred income                                 1,500        (10,417)         1,500

    Decrease in prepaid expenses                                           1,235        (25,550)       (24,315)

          Net Cash Used for Operating Activities                      (5,234,327)    (2,337,500)    (8,103,805)

Cash Flows from Investing Activities

  Long-term security deposits                                             52,158          1,641        (53,447)

  Sale of Marketable Securities                                             --          823,668        823,668

  Patent costs                                                          (127,933)       (38,249)      (187,916)

  Proceeds from sale of minority interest                              1,503,756           --        1,503,756

  Capital expenditures                                                  (263,300)      (181,337)      (643,736)

          Net Cash Used for Investing Activities                       1,164,681        605,723      1,442,325

Cash Flows from Financing Activities

  Bank overdraft in discontinued operation                               140,619           --          140,619

  Financing on equipment purchases                                       (37,464)        11,036         30,544

  Proceeds from issuance of common shares                              1,640,168      3,367,749      6,378,614

  Proceeds from borrowing (Qui Vive, Inc.)                               600,000           --          600,000

  Cash contribution                                                         --             --            1,000

         Net Cash Provided by Financing Activities                     2,343,323      3,378,785      7,150,777

              Net Increase/(Decrease) in Cash                         (1,726,323)     1,647,008        489,297

Beginning Cash Balance                                                 2,215,620        568,612           --

Ending Cash Balance                                                  $   489,297      2,215,620    $   489,297



Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for interest                             $     6,202          6,684    $    16,086

  Cash paid during the year for income/franchise taxes               $       134           --      $       134

Noncash Financing Activities:

  Issued stock for marketable securities                             $      --             --      $   840,610



                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

Note 1            Organization and Summary of Significant Accounting Policies
                  -----------------------------------------------------------

                  (a) Organization

         Sundog Technologies, Inc. [Company] originally incorporated under the laws of the State of Delaware in 1992 as The Thorsden Group, Ltd., for the purpose of seeking and acquiring business opportunities. On March 25, 1999 the Company changed its name to Sundog Technologies, Inc., effective June 10, 1999. In October 1997, the Company merged with Arkona, Inc., a Utah corporation (formerly Arkona, LLC), in a reverse triangular merger, accounted for as a purchase. Since the merger, the Company has continued the business of Arkona, Inc.; developing, marketing, and selling software products which incrementally and automatically update database content, reference documents, and enterprise applications required by organizations with distributed business centers, field professionals, telecommuters, partners, and customers. The Company also has expanded to provide Business Process Improvement (BPI) and related Knowledge Management services through its Professional Services Group. BPI helps managers identify how their organizations must change to meet the challenges of tomorrow and provides a road map for implementing that change. In June of 1998, the Company formed a subsidiary company, Qui Vive, Inc. (see Note 14), to expand its software products developing, marketing, and selling. Principal operating activities have not yet commenced and the Company is considered to be in the development stage. The ultimate success of the Company will be dependent on its ability to adequately fund, develop and market its products. Results of operations have been combined for all periods presented in the accompanying financial statements. Intercompany transactions have been eliminated in consolidation.


                  (b) Income Taxes

         The Company uses the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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


         (f) Revenue recognition

         The Company recognizes revenue upon delivery of the software products to the customer and by providing services. Any additional obligations related to the software, such as service agreements, are negotiated under a separate contract; revenue on these items is recognized over the period of service as commitments are satisfied.

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]


         (g) Patents

         The Company is in the process of obtaining various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and shall be amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of March 31, 2000, and is being amortized over seven years (see Note 4).


Note 1           Organization    and   Summary   of    Significant    Accounting
                 Policies[continued]
                 ---------------------------------------------------------------


         (h) Software Costs


         Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs will be capitalized until the product is available for general release to customers. Capitalized costs will be amortized on a product-by-product basis and will be the greater of the amount computed on either the gross revenue or straight-line methods (using the remaining established economic life of the product).

                  (i) Advertising Costs

         Advertising costs of the Company are charged to expense as incurred.

Note 2            Concentration
                  -------------

         The Company maintains cash balances in a financial institution located in Salt Lake City, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash of $43,506 in excess of the FDIC insured limit at March 31, 2000.


Note 3            Income Taxes
                  ------------

         The Company has the following temporary differences and loss carryforward amounts as of the balance sheet date. The timing difference multiplied by the estimated tax rate, for the period the temporary differences are expected to reverse, becomes a deferred tax asset or liability.


                     Description                                                             Tax            Rate
                     -----------                                                             ---            ----

                     Net operating loss (expires thru 2020)               $8,402,222       $3,276,867       39%

                     Stock compensation                                      582,500          227,175       39%

                     Valuation allowance                                                   (3,504,042)

                          Deferred tax asset 3/31/2000                                             $0

         The allowance has increased $2,310,067 from $1,193,975 as of March 31, 1999. For the years ending March 31, 2000 and 1999 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Currently, there is no reasonable assurance that the Company will be able to take advantage of deferred tax assets, thus, an offsetting allowance has been established for the deferred asset.



Note 4            Intangible Assets
                  -----------------

         The Company has applied for patent protection for its proprietary software and has expended $187,916 for these rights. The cost of various trademarks were written off in the current year in the amount of $21,260. The Company has begun to amortize one patent which was granted on December 7, 1999. Amortization expense for the year ended
         March 31, 2000 was $3,482. Unamortized patent costs, related to continuing operations, as of March 31, 2000, is $45,270.

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]



Note 5            Leases
                  ------

         The Company has various capital lease agreements collateralized with property and equipment as of March 31, 2000. These leases bear interest at 12% and have remaining terms of one to four years. Future minimum lease payments are as follows:

                                   Minimum
Year Ending     Lease Payments    Principal        Interest
-----------     --------------    ---------        --------

3/31/2001        $18,244          $15,556          $ 2,688

3/31/2002          7,743            7,093              650

3/31/2003          5,731            5,578              153

3/31/2004          2,221            2,117              104

  Total          $33,939          $30,344          $ 3,595

         The Company has operating leases for its office facilities which expire at various times through June 2005.

                                                   Minimum
           Year Ending                         Lease Payments
           -----------                         --------------

            3/31/2001                          $    167,400

            3/31/2002                               161,935

            3/31/2003                               166,105

            3/31/2004                               179,310

            3/31/2005 and thereafter                183,480

              Total                            $    858,230

         Rent expense during the current year was $84,062 for 2000 and $44,980 for 1999.


Note 6            Property and Equipment
                  ----------------------
         Property and equipment are summarized by major classifications as follows:

                                                               Accumulated
                                 Acquisition    Amortization/    Net Book
                                    Cost        Depreciation      Value
                                    ----        ------------      -----

Office Furniture                $  50,455       $  7,664     $   42,791


Computer Software                  57,164         33,510         23,654


Computer Equipment                231,393        111,631        119,762


    Total                       $ 339,012       $152,805     $  186,207

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]



         The Company has acquired approximately $115,366 in computer equipment financed through capital lease. Depreciation expense, including the amortization of assets acquired by capital lease, amounted to $172,485 ($63,063 attributable to discontinued operations) and $45,758 during the years ended March 31, 2000 and 1999, respectively. The Company computes depreciation using the straight-line method over three years.

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

Note 8            Private Placement Memorandum/Marketable Securities
                  ---------------------------------------------------
         Closing of the merger referred to in Note 7 was subject to an offering of 4,000,000 shares of common stock through a private placement memorandum. The shares are exempt from registration under the Securities Act of 1933, and applicable state securities laws, pursuant to exemptions contained therein. Accordingly, the shares were offered by the Company to a limited number of persons. The 4,000,000 shares ($.001 par) were issued for cash ($1,159,390 less $69,514 in costs) and securities (valued at $840,610) to equal $2,000,000 or $.50 per share, prior to settlement fees. The securities delivered in the placement consisted of 3,000 shares of Eurogas Corporation (valued at $7.00 per share) and 204,200 shares of InterjetNet Corporation (valued at $5.00 per share). A provision for accepting the securities allowed for the Company to receive, upon sale of said securities, at least $.50 per share in cash proceeds for the Sundog (then Thorsden) stock issued under the offering. Any shortfall in the value of the securities when sold would result in a reduction of the number of shares issued through the offering. Rather than reducing the number of shares issued, the subscriber made a verbal commitment to contribute additional shares of InterjetNet to ensure that the Company is able to realize cash equal to the original market value. All of the InterjetNet shares were sold in June of 1998 for approximately $820,000. The net unrealized loss on investments was reduced during the year by approximately $145,000 due to the market value increase and subsequent sale of the InterjetNet stock.

         The March 31, 2000 unrealized loss on investments of $13,582 was related to the Eurogas securities. The unrealized loss is based on the original cost of the securities verses current market value. As of March 31, 2000, the Company had 3,000 shares remaining. These securities are available for sale and have been adjusted to fair market value as of March, 31, 2000.

         An additional Private Placement Memorandum (dated March 4, 1998) was circulated. This offering originally involved the issuance of up to 2,000,000 units, consisting of 2,000,000 shares of common stock of the Company and 2,000,000 common stock purchase warrants. In July of 1998 the memorandum was amended to change the common stock price from $2/share to $1.50/share, which increased the total offering to 2,666,666 shares. The warrants enable the purchasers to buy an additional 1,333,333 shares of common stock at prices ranging from $2 to $3 per share over a two year period. Proceeds from this offering, of approximately $3.83 million through June 10, 1999, have been used primarily to fund the development and marketing of the Company.

         In October 1999, the Company offered the holders of A and B warrants the opportunity to exercise at the special purchase price of $.95 per share. Warrants were exercised to purchase 812,077 common shares for approximately $812,933.

         A third Private Placement Memorandum was created in February 2000, which allows the Company to make renewable offerings to raise up to a total of $3,000,000 in shares of common stock at $2.00 per share. Through March 31, 2000, 287,500 shares have been issued for $575,000 under such offerings.

Note 9            Deposits
                  --------
         In conjunction with its lease obligations, the Company has placed security deposits with its landlords. A deposit of $3,413 was paid at the inception of the current office lease. An additional deposit of $13,205 was paid to a new landlord who will be leasing new space to the Company beginning June 2000. The remaining amount is composed of a certificate of deposit placed in financial institutions which is collateral for the a lease.

   Contract Requiring Deposit       Rate            Amount          Maturity
   --------------------------       ----            ------          --------

   Office Lease (Qui Vive)         4.000%           36,829       June 23, 2000

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]



Note 10           Going Concern
                  -------------

         The Company has incurred losses from inception to March 31, 2000 amounting to $8,417,402. Financing the Company's activities to date has primarily been the result of private placement offerings. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management anticipates reaching a level of profitable operations. To the extent that cash flow requirements are not met by operations, management intends to raise additional capital through private placement offerings or eventually through the sale of securities obtained in the sale of Qui Vive, (see Note 14) .

Note 11           Stock Option Plans
                  ------------------

         The Company has established two Stock Option Plans (1992 and 1999) to provide incentives to its directors, officers, employees and advisors, to do business with the Company, and to enable the Company to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-range success. Granting of options is at the discretion of the Stock Option Committee of the Board. The Committee may determine the terms and conditions of options, consistent with the Plan. Each plan currently has authorized 2,000,000 shares. Through March 31, 2000, the 1992 Plan has granted 1,460,000 options (135,000 of which have expired) to 37 holders with stock purchase prices of $.50,$1.50, and $2.00 per share. The 1999 Plan has granted 1,200,000 stock options (220,000 of which have been canceled) to 16 individuals with a purchase price of $0.30 or $1.50 per share. These options vest over two to three years, and, when fully vested, allow the holders to purchase common shares. In the 1992 plan, 847,500 options have vested; through the date of this report, 30,000 options have been exercised.

         Qui Vive, Inc. (QV) has its own stock option plan which originally provided for granting 450,000 options to purchase 450,000 common shares of QV, available to key individuals. In October 1999, QV reserved an additional 200,000 shares of common stock for grants. These options generally become exercisable in six-month increments over a period of two and three years and may be exercised up to a maximum of 5 and 10 years from the date of grant, for non-qualified and incentive options, respectively. Through March 2000, 480,900 options have been granted with exercise prices ranging from $.10 to $1.30 per share. Of these options, approximately 279,535 have vested. In December, 1999, 70,775 options were exercised to purchase common shares of Qui Vive, Inc. (See
         Note 13)

         Compensation cost for stock options is measured as the excess , if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is shown as a separate component of stockholders' equity, as a result of compensatory stock options is being amortized to expense over the vesting periods of the underlying stock options. The amounts amortized to expense for March 31, 2000 were $582,500 and $447,308, for Sundog and Qui Vive, respectively. Unearned compensation at March 31, 2000 represents the intrinsic value of stock options granted but not yet vested. A summary of the Company's stock option plans as of March 31, 2000 and 1999, and changes during the periods ending thereon is presented below:

                                                         2000                             1999

                                                               Weighted average               Weighted average
                                              Shares            exercise price    Shares        exercise price
                                              ------            --------------    ------        --------------

Outstanding, beginning number                 1,060,000          $   0.50         340,000          $   0.50

Granted                                       1,740,000              0.84         780,000              0.50

Exercised                                             0              0.00               0              0.00

Forfeited/Cancelled                            (295,000)             0.84         (60,000)             0.50

Outstanding at end of period                  2,505,000          $   0.70       1,060,000          $   0.50

Options exercisable at end of period
                                              1,062,500          $   0.90         135,000          $   0.50


         Information  on  stock  options   outstanding  at  March  31,  2000  is
summarized as follows:


                                  Options Outstanding                    Options Exercisable


                                                         Weighted                        Weighted
                                    Weighted Average     Average                         Average
   Range of exercise    Number         Remaining         Exercise        Number          Exercise
       prices        Outstandin     Contractual Lifeg     Price        Exercisable         Price
       ------        ----------     -----------------     -----        -----------         -----

       $0.30          850,000          58 months                                0

       $0.50          985,000           5 months                          642,500

       $1.50          660,000          37 months                          410,000

       $2.00           10,000           9 months                           10,000

                    2,505,000          32 months          $0.70         1,062,500          $0.90

Note 12           401K Profit Sharing Plan
                  ------------------------

         On January 15, 1998, the Directors adopted an employee benefit program consisting of a 401K Profit Sharing Plan. The 401K Plan provides for employees to contribute on a pretax basis, employer matching, and a broad portfolio of investment options within the plan to be selected by the employee. Employer matching contributions are made at the sole discretion of management. Profit sharing expense recognized under this plan was $18,247 and $18,977 for the years ended March 31, 2000 and 1999, respectively.


Note 13           Minority Interest in Qui Vive, Inc.
                  -----------------------------------

         In October 1999 the Company effected a plan of recapitalization of Qui Vive, Inc. whereby it converted its entire common stock holding
         (550,000 shares) into Series A preferred stock at a one for one conversion rate.

         On November 9, 1999, Sundog closed an agreement to issue 180,000 shares of Series B preferred stock of Qui Vive at $8.333 per share to RockMountain Ventures Fund, LP through a private placement (aggregate proceeds of $1,499,940 less $25,142 in costs). In conjunction with this private placement, and in consideration of $60, warrants were issued to the investor to purchase an aggregate of 52,500 shares of Qui Vive Series B preferred stock at an exercise price of $10.41625 per share.

         The holders of Series A and Series B preferred stock are entitled to receive dividends at the rate of $0.25 and $0.58 per share, per annum, respectively. The right to such dividends on preferred stock shall not be mandatory or cumulative, and no right shall accrue to holders of preferred stock by reason of the fact that dividends are not declared in any prior year. Holders of Series A and B preferred stock are entitled, voting as separate classes, to elect two and one directors of the board, respectively. Preferred stock holders are also allowed to participate with common stockholders, voting as single class, to elect the remaining board members.

         In December 1999, Qui Vive issued 70,775 shares of common stock for cash of $3,757, pursuant to the exercise of stock options. This further reduced Sundog's interest in Qui Vive.

         The Minority Interest at March 31, 2000, ($1,338,429) is the net of cash proceeds ($1,503,756) plus earned options ($447,308), less the minority share of loss from discontinued operations ($612,635).

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]

Note 14           Subsequent Events/Discontinued Operation
                  ----------------------------------------

         On April 7, 2000, the Company completed the first stage of a stock acquisition agreement (dated as of March 31, 2000) whereby 100% of its preferred shares of Qui Vive, Inc., were exchanged for common shares of Envision Development Corporation (EDV), a publicly held company listed on the American Stock Exchange. EDV issued 1,219,500 shares of its restricted stock with an additional 272,500 common shares to be issued within two days of receiving EDV shareholder approval. EDV purchased 107,000 Series B preferred shares from RockMountain Ventures Fund, LP to bring EDV's ownership of Qui Vive to 80%.

         On April 7,  2000,  the  closing  price of EDV free  trading  stock was
         $66.25 per share, which would indicate a gross market value of $98,845,000 (1,492,000 shares at $66.25). However, because these shares are restricted from trading for 18 months from the closing of this sale of Qui Vive, the Company anticipates valuing these shares at approximately $25 per share or $37,500,000, which is a discount of 62%. This valuation is due to the trading restriction and volatility of this stock.

         Sundog has recognized a loss from discontinued operations of Qui Vive, Inc. as of March 31, 2000, but will recognize a gain on the transaction in April 2000 when it was finalized. As of March 31, 2000, the Company has recorded an asset of $920,811, which represents the recovery of recorded losses on the disposal of Qui Vive through the closing date. Any additional gain will be recorded when realized. The net liabilities being disposed are composed of the following:




         Description                     Balance         Description                      Balance
         -----------                     -------         -----------                      -------
         Bank overdraft                (140,620)         Net property                     235,591

         Current liabilities           (319,831)         Note payable                   (600,000)

                                                         Deposits & Intangibles           176,751

         Net current liabilities      ($460,451)         Net long-term liabilities      ($187,658)


         The following pro forma balance sheet and income statement show the Company's financial statements as if the transaction had closed on March 31, 2000.

                   Pro Forma Balance Sheet as of March 31, 2000

                                                 ASSETS

                   Current Assets                                                                $          516,972

                                  Total Current Assets                                                      516,972

                   Property & Equipment                                                                     186,207

                               Total Property & Equipment                                                   186,207

                   Marketable securities available for sale (restricted until Oct                        37,300,000
                   2001)

                   Other Assets                                                                              61,888

                                   Total Other Assets                                                    37,361,888

                                      TOTAL ASSETS                                               $       38,065,067


Note 14           Subsequent Events/Discontinued Operation[continued]
                  ---------------------------------------------------

                              LIABILITIES & STOCKHOLDERS' EQUITY

        Current Liabilities                                                           $          297,434

                    Total Current Liabilities                                                    297,434

        Deferred tax liablity                                                                 14,187,884

        Long-Term Liabilities                                                                     14,988

                   Total Long-Term Liabilities                                                14,202,872

                        Total Liabilities                                                     14,500,306

        Stockholders' Equity                                                                  23,564,761

                   Total Stockholders' Equity                                                 23,564,761

            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $       38,065,067

        Pro Forma Income Statement for the year ended March 31, 2000

        Revenue                                                                       $           45,975

        Total operating expenses                                                              (3,076,682)

        Net other income or expense                                                               32,025

        Net Loss from continuing operations                                                   (2,998,682)

        Discontinued Operations
            Loss from discontinued operations                                                 (2,342,064)

            Gain on disposal of segment                                                       22,191,305

        Net Income                                                                            16,850,559


Note 15           Note Payable
                  ------------

         In February and March, Qui Vive, Inc., received advances from a related party for at total of $600,000. Additional advances of $500,000 were received after year end. The loans are due on demand beginning two month after the loan dates, are collateralized by substantially all of Qui Vive's assets, and bear interest, payable semi-annually at LIBOR plus 3.5%. The creditor is a related party through EDV, and not through Sundog.


Note 16           Contracts
                  ---------

         The Company has entered into contracts with two customers to develop software applications using the Company's proprietary systems. As a provision of one contract, the Company agreed to pay a customer royalties of two percent of net revenues up to the contract amount ($125,000) and one percent of net revenues thereafter, from subsequent sales or licensing to third parties of the product developed for such customer.