Form 10KSB/A
period 2000-03-31
SUNDOG TECHNOLOGIES INC
filed 2000-07-28
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                         Commission File Number 0-24372

                            Sundog Technologies, Inc.
                 (Name of small business issuer in its charter)

                            The Thorsden Group, Ltd.
                     (Former name of small business issuer)



          DELAWARE                                          33-0611746
(State or other  jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)



                       4505 South Wasatch Blvd., Suite 340
                           Salt Lake City, Utah 84124
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (801) 424-0044

Securities registered under Section 12(b) of the Act:      None

Securities registered under Section 12(g) of the Act:
                                                   Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
                                                                  Yes [X] No [ ]

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

                     Transitional Small Business Disclosure
                               Format (Check one):

                                 Yes [ ] No [X]

         Sundog Technologies, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the year ended March 31, 2000 filed with the SEC on July 14, 3000 (the "Form 10-KSB") for the purpose of adding the information required by Part III of Form 10-KSB. The Company intended to include such information in a definitive Proxy Statement for its 2000 Annual Meeting of Shareholders that it believed would be filed within 120 days of March 31, 2000. (SEC rules permit incorporation by reference of information in a Proxy Statement only if the definitive Proxy Statement is filed within 120 days of the end of a registrant's fiscal year.) Such definitive Proxy Statement will not be filed by such date; accordingly, by means of this Amendment, we hereby amend the Form 10-KSB to include the information required by Part III thereof.

         In order to facilitate understanding of the Form 10-KSB, in addition to providing the information required by Part III of Form 10-K, which part is amended and restated in its entirety, this Amendment restates in its entirety all information contained in initial Form 10-KSB. No changes have been made to any Part of the Report other than Part III. All subsequent references to "Form 10-KSB" shall refer to the initial Form 10-KSB, as amended by and restated in this Amendment.

                                Table of Contents

PART I......................................................................2
------

   Item 1.   Description of Business........................................2
     Introduction...........................................................2
     History................................................................2
     Universal Update(TM)Overview...........................................3
     Our Strategy...........................................................5
     Protection of Intellectual Property....................................7
     Competition............................................................7
     Employees..............................................................8
     Subsequent Events-- Sale of QV and Acquisition of Common
       Shares of Envision...................................................8
     Certain Risk Factors..................................................10
   Item 2.  Description of Property........................................14
   Item 3.  Legal Proceedings..............................................15
   Item 4.   Submission of Matters to a Vote of Security Holders...........15

PART II....................................................................15
-------

   Item 5.   Market for Common Equity and Related Stockholder Matters......15
   Item 6.   Management's Discussion and Analysis..........................16
   Item 7.   Financial Statements..........................................17
   Item 8. Changes in and Disagreement With Accountants on Accounting
             and Financial Disclosure......................................17

PART III...................................................................17
--------

   Item 9.  Directors and Executive Officers of the Registrant.............17
   Item 10.  Executive Compensation........................................20
     Summary Compensation Table............................................20
     Option Grants in Last Fiscal Year.....................................20
     Aggregated Option Exercises in Last Fiscal Year and Year End
        Option Values......................................................21
     Director Compensation.................................................21
   Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management................................................21
   Item 12.  Certain Relationships and Related Transactions................22
   Item 13.  Exhibits and Reports on Form 8-K..............................23

CONSOLIDATED FINANCIAL STATEMENTS.........................................F-1
---------------------------------

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

How the Customer Benefits From Universal Update(TM)

     Universal Update(TM)technology:

     -    Extends a company's system investments,
     -    Eliminates the complexity of advanced data distribution,
     -    Lowers the cost of providing timely information updates,
     - Improves communication between distributed partners, customers, and employees, and
     - Ensures flexibility for future integration with new data sources and applications.

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

Subsequent Events-- Sale of QV and Acquisition of Common Shares of Envision

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

Information Concerning Envision Development Corporation

Although our President and CEO, Alan Rudd, serves on the board of Envision and we own approximately 19.9% of the outstanding shares of Envision common stock, we do not intend to be actively involved in the management of Envision and, in general, we do not have, and are unable to provide, information about the operations or finances of Envisions. Envision files annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may read and copy any reports, statements, or other information that Envision files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC also maintains an Internet site (http://www.sec.gov) that makes available to the public reports, proxy statements, and other information regarding issuers, such as Envision, that file electronically with the SEC. We disclaim control of Envision. We do not warrant, and expressly disclaim any knowledge or belief concerning, the accuracy of any document filed by Envision with the SEC or any other publicly available information concerning Envision disseminated to the public.

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

Item 2.  Description of Property

We own no real property. We currently lease a 3,455 square foot facility located at 4505 South Wasatch Boulevard in Salt Lake City, Utah from an unaffiliated third party at which we conduct all of our corporate, administrative, research (for Universal Update(TM) ) and development activities. The lease of the Salt Lake facility expires December 31, 2000. The base monthly lease payment for that facility totals $5,643.

We are in the process of moving from our current location described above to a 8,340 square foot facility located at 10542 South Jordan Gateway, Suite 200, South Jordan, Utah 84005. We are moving in order accommodate the additional employees hired to date and those we expect to hire in the near future. Also, the new office space is more centrally located so that the Company can draw from both Salt Lake and Utah County employee markets. Our new lease will expire July 31, 2005, and our initial base monthly lease payment will be $13,205 per month.

We believe that our new facilities are adequate for our needs for at least the next year and do not anticipate any expansion or the need to acquire, through lease or otherwise, any additional facilities for at least one year.

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

As of July 15, 2000 there were approximately 23,929,745 shares of our common stock issued and outstanding held by approximately 425 holders of record. We have never issued any shares of preferred stock. We have never declared or paid dividends on any class of our equity securities.

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

The offer and sale of such shares of our common stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Cost of goods sold totaled $47,125 in FY2000, compared to $49,756 in FY1999. Operating expenses for FY2000 totaled $3,076,682 as compared to $1,744,539 for FY1999. The increase was primarily due to increases in marketing and general and administrative expenses. Marketing, general and administrative expenses totaled $2,431,783 in FY2000, compared to $838,672 in FY1999. The increase was due to an increase in salaries of $405,269 and the following non-reoccurring expenses: professional fees increased $262,572 over the previous year with the majority of the increase due to the sale of Qui Vive; the now closed down consulting services group experienced an increase in expenses of $233,171; we experienced an increase in depreciation expense of $68,779 due to a change in the estimated life of computer equipment from 5 years to 3 years; and we experienced contract labor of $135,279.

Operating expenses in FY2000 included $597,774 in research and development expense, compared to $856,111 in FY1999. This decrease in R&D costs was due to the majority of the technical staff either leaving or being let go by the end of August 2000. Notwithstanding last year's loss of technical personnel, we expect that research and development expenditures will increase in the coming year due to planned increases in engineering and testing.

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

Our current cash and cash equivalents are insufficient to fund our activities during the coming year. In order to obtain needed capital, we have we have entered into a loan agreement pursuant to which a private lender has agreed to loan us up to $8,000,000 (in eight $1,000,000 traunches, secured by our shares of Envision Development Corporation common stock) at an interest rate of 8.375% for a five-year term; however, the lender's obligation to fund such loan is contingent upon the market price for a share of Envision common stock exceeding $28.50 or the lender's willingness to waive such condition. Although the market price for Envision common stock is below $28.50 as of July 12, 2000, the lender has indicated its intent to waive such condition with respect to at least the first $1,000,000 traunche, and we expect to receive the first $1,000,000 in loan proceeds during July or August 2000.

Management believes that the cash available to the Company from the recently signed credit facility and cash provided by operations will be sufficient to meet the business requirements of the Company for the next 18 months. If we are unable to capitalize on the current credit facility due to fluctuations and uncertainties surrounding Envision's common stock, we will be required to seek additional funding through the sale of our securities or through borrowing. In addition, although we do not expect to make any purchases of new plants during coming year, we do plan to purchase significant amounts of additional computer equipment for our testing and research and development efforts. We also continue to evaluate new product opportunities and may, if necessary, seek to add equipment and personnel to pursue such opportunities in the future. If we purchase significant amounts of additional computer equipment or expand our operations to develop new products, we may need to seek additional financing through borrowing or the sale of securities. There can be no assurance that additional funding will be available as required or on terms that are favorable to the Company. The issuance of shares of the Company's common stock or other securities convertible into such securities will result in dilution to the shareholders of the Company and such dilution may be material and substantial.

Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Our independent public accountants have issued their report dated June 12, 2000 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited, and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If such additional funding cannot be obtained, we may be required to scale back or discontinue our operations. Even if such additional financing is available, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

Item 7.   Financial Statements

         The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-16 of this report.

Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Nominees for Election as Directors

         The following tables sets forth the names, ages, positions, and tenure of the directors and executive officers of the Company as March 31, 2000.

Name                                        Age        Position                                    Position Held Since
------------------------------------    ------------   ----------------------------------------    --------------
Alan Rudd                                   48         CEO, President, Chairman of the Board       January 2000
John Zollinger                              32         CTO, Vice President of Engineering,         October 1997
                                                       Director

Jerral Pulley                               66         Director                                    August 1998
Steve Russo                                 42         Vice President of Operations, Chief         February 2000
                                                       Financial Officer

Art Dearing                                 41         Vice President of Worldwide Business        February 2000
                                                       Development
Jeffrey L. Swain                            41         Vice President of Strategic Relations       February 2000

The following paragraphs sets forth certain biographical information about each of the foregoing:

         ALAN RUDD, 48 , joined Sundog as Chairman & Chief Executive Officer on January 1, 2000. Rudd brings more than 20 years experience in the computer industry to Sundog. From March 1996 to November 1999 Rudd was the CEO of Vinca Corporation, a Utah-based company that provided continuous availability software for Microsoft-, Novell- and IBM-distributed network platforms. Under Rudd's leadership Vinca became a recognized worldwide leader in high availability solutions. In recognition of his achievements, Rudd was named Utah's 1999 Entrepreneur of the Year. Vinca was acquired by Legato Systems of Palo Alto, California (NASDAQ: LGTO) on July 31, 1999. In addition to his role as Chairman and CEO of Sundog, Rudd serves on the Board of Directors of Envision Development Corporation (AMEX: EDV), a leader in innovative ebusiness solutions. Sundog is the owner of approximately 20% of the outstanding stock of Envision.

         Rudd has a keen understanding of how to build a company from the beginning stages to a driving market force. In addition to building Vinca Corporation into a market leader, Rudd spent ten years in senior management positions at Novell where he helped to grow Novell into the worldwide leader in network computing with sales of more than $1.4 billion. His positions at Novell included Legal Counsel, Regional Manager, Area Director and Vice President of OEM Operations.

         Rudd has a bachelor's degree in Business Administration and Finance and a juris doctorate from Brigham Young University. Following law school, he spent seven years as in-house legal counsel for several corporations including State Farm Insurance and Prime Computer before joining Novell and moving into corporate management.

         JOHN ZOLLINGER, 32, has been a director at Sundog since October of 1997. Zollinger has been involved in nearly all aspects of the software engineering industry during the past eleven years. His industry experience spans enterprise development from warehousing/processing, telecommunications, banking, oil and gas, insurance, and commodity trading systems. In addition to his skills in analyzing, designing and implementing mission critical software systems, Zollinger has a proven ability to manage and bring together diverse groups of engineers to achieve complex software project goals.

         While working with Moore Business Communications Services from 1986 to 1994, Zollinger led the engineering team that designed and implemented a large-scale order fulfillment and management system for the telecommunications industry. This system enabled AT&T to launch a new successful business unit and has since been used by other large telecommunication companies such as Sprint, MCI and GTE. As an independent engineering consultant for Palo Alto-based Filoli from 1994 to 1996, Zollinger helped guide the development of a highly distributed claims handling system for Industrial Indemnity. Zollinger brought to this project extensive experience in the development of advanced data migration and data distribution systems. Zollinger also assisted EOTT Energy Partners in establishing standard practices for object-oriented analysis, design, and implementation of an enterprise-wide oil and gas trading system.

         JERRAL PULLEY, 66, has been a director at Sundog since August of 1998 and served as chairman until January 2000. Pulley brings substantial expertise in marketing and sales innovation to the Company's management team having held prior chief executive officer positions and having served as a senior executive for several nationally recognized companies, including Procter & Gamble, PepsiCo, Squibb, Ryder System, Hallmark and Borden.

         While executive vice president of a division of Squibb Corporation, he grew sales from $75 million to $500 million with a six-fold increase in pre-tax profits, reflecting his ability to identify core strengths and roadmap strategic paths to long-term growth.

         For the past several years, Pulley has deployed his experience by managing and/or consulting with a variety of mid-level companies seeking to grow sales and improve profits, including First Scientific Inc., providing topical antimicrobial and shin protection products to the Health Care Industry and as Executive Vice President of Marketing for Universal Broadband Networks, a provider of high speed DSL and telcom services, headquartered in Irvine, California.

         Currently, Pulley serves as chairman of the board of directors of First Scientific Inc.

         STEPHEN L. RUSSO, 42, has been the Vice President of Operations and the Chief Financial Officer of Sundog since February of 2000. He is a CPA, and his education and experience in accounting and operations span more than 19 years and include expertise in financial system design and implementation with significant experience in SEC disclosure and compliance. From October of 1992 to October of 1997, Russo served as vice president of operations and CFO of Vinca Corporation where he was instrumental in growing the company to the worldwide leader in high availability solutions. Russo was one of the key negotiators in the sale of Vinca Corporation to Legato Systems, Palo Alto, California on July 31, 1999. From September of 1989 to October of 1992, Russo served as president of Merisoft, a high-tech voice recognition company, where he was also instrumental in growing the company and selling it for a substantial profit. Russo is a graduate of Brigham Young University with a degree in Accounting.

         In his position as Vice President of Operations, Russo is responsible for maintaining strong profitability for Sundog by maintaining good profit margins, budgeting and strategic fiscal management. He is also part of the team deciding how to effectively position the Company for future profitability and taking responsibility for growing the Company through acquisition of companies and technologies that fit the mission and objectives of the Company. He is a key part of implementing electronic tools and programs that are an integral part of growing the business through technology. He and part of his team are responsible to constantly look for new tools to make the Company more efficient and more profitable by serving the customer better.

         ART DEARING, 41, has been the Vice President of Worldwide Business Development for Sundog since February of 2000. Dearing has been instrumental in developing relationships with a number of key business partners in strategic markets such as mobile computing. Dearing brings more than seventeen years of experience in high technology, including the ownership of two successful computer businesses offering complete system design and consulting services. He was the principal architect of a POS system that is still being used today by a major retail grocery chain. Prior to commencing work at Sundog, Dearing was Director of Strategic Relations for Vinca Corporation from December of 1993 to January of 2000, where he demonstrated the ability to more than double revenue through an OEM and marketing relationship with IBM. Through the IBM partnership he was the key player in multi-million dollar sales to both the Bank of Brazil and Wal-Mart. Dearing has extensive experience in setting product strategy with his broad range of technical expertise. He spent approximately two years, from January of 1992 to November of 1993, at DEC in Technical Consulting where he was responsible for supporting sales in the design and implementation of systems for large enterprise customers. While at DEC Art was largely responsible for a multi-million dollar deal with Micron for the technical support of PC LANs in eight states. Art has a BS in Engineering from San Diego State University.

         JEFFREY L. SWAIN, 41, has been Vice President of Strategic Relations for Sundog since February of 2000. His role includes the development of a two-tier distribution channel as well as the development of OEM partners with the intent of proliferating Sundog's technologies into hot markets such as mobile computing and Web content update. Swain brings more than twelve years of sales experience in the network computing industry having served as Director of Channel Sales for Legato Systems, Inc., a leader in enterprise storage management, from January 1999 to February 2000. While at Legato, Jeff increased channel sales over 40% in less than six months. He managed the inside sales team and in one sales promotion his team increased software maintenance sales by 400%. Swain has shown an in-depth knowledge of selling through a channel and has developed strong and sustained relationships with the key channel partners in this industry. Prior to working at Legato, he was a Major Market Account Manager for Informix in the Southeastern region from April 1996 to December 1997. He proved his ability to sell to large complex companies such as Walt Disney World, W.R. Grace and the State of Florida. Swain also sold a site license to twelve counties in Florida to be used for statewide electronic ticketing. Jeff developed particular expertise in selling to state and local government entities as State and Local Government Sales Manager for Novell from July 1994 to April 1996. He and his team sold a master site license agreement to seventeen of the twenty top states in the United States, plus multi-million dollar site licenses to the EPA and US Courts. Swain attended Brigham Young University with an emphasis in Business Management and Psychology.

         In addition to the foregoing directors and executive officers, the following employee is expected to make a significant contribution to the business of Sundog:

         SUSAN RICHARDS, 52 , joined Sundog in April of 2000, bringing with her more than fifteen years of experience in the network computing industry in all facets of marketing communications. She has been instrumental in building company and brand recognition for both large and small companies through public relations, advertising, events and other marketing programs.

         Prior to joining Sundog, Richards directed all marketing communications for Vinca Corporation, the worldwide leader in high availability solutions from April of 1993 to April of 1999. At Legato Systems, Inc., from August 1999 to March of 2000 , Susan directed all public relations worldwide. Richards held several key positions at Novell in Corporate Communications and Marketing Communications for Service and Education from June of 1986 to April of 1993 and she was also a senior associate with Network Associates handling public relations activities for numerous clients including Novell and WordPerfect.

Item 10.  Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, as well as all other executive officers of the Company whose aggregate compensation for the fiscal year ended March 31, 2000 exceeded $100,000 (collectively, the "Named Executive Officers"). Carl Steffens was the interim Chief Executive Officer of Sundog until November of 1999. Upon his resignation, Mr. Rudd was appointed to serve as Chief Executive Officer.


                                       Annual Compensation                                Long-Term Compensation
                                       -------------------                                ----------------------
                                                                  Other               Awards               Payouts
                                                                  Annual       Restricted    Securities                  All Other
                                            Salary   Bonus     Compensation      Stock       Underlying   LTIP Payouts Compensation
Name and Principal Position        Year     ($)      ($)           ($)         Award(s)($)   Options (*)    ($)             ($)
---------------------------        ----     ---      ---           ---         -----------   -----------    ---             ---
Alan  Rudd,  CEO,   President
(from Jan 1, 2000 to present)               56,250     0           0             0               0            0              0

Carl  Steffens,  interim  CEO
(from   August   1,  1999  to
November 30, 1999)                          60,000                                          250,000

Stephen      Russell     CEO,
President   (from   April  1,
1999 to August 1, 1999                      41,583


Option Grants in Last Fiscal Year

         The following table sets forth-individual grants of options to acquire shares of Common Stock made to the Named Executive Officers during the fiscal year ended March 31, 2000.

                                                    Percent of Total
                                                   Options Granted to
                                                  Employees in Fiscal
Name                         Options Granted              Year              Exercise Price         Expiration Date
----                         ---------------              ----              --------------         ---------------
Stephen Russo                    100,000                   7%                    $0.30                02/01/05
Art Dearing                      100,000                   7%                    $0.30                01/10/05
Jeffrey Swain                    100,000                   7%                    $0.30                02/14/05

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth the aggregate value of unexercised options to acquire shares of Common Stock held by the Named Executive Officers on March 31, 2000 and the value realized upon the exercise of options during the fiscal year ended March 31, 2000. Our Common Stock is not listed on an exchange or other quotations service, and accordingly, the Company cannot accurately determine the fair market value of a share of Common Stock as of the end of its most recent fiscal year. For purposes of the following table, we have assumed that the fair market value of a share of Common Stock on March 31, 2000, the last day of our most recent fiscal year, was $1.00.


                                                              Number of Unexercised          Value of Unexercised
                                                            Options at FY End 2000(1)     In-the-Money Options at FY
                      Shares Acquired    Value Realized                                        End 2000 ($)(2)
Name                    on Exercise            ($)          Exercisable/Unexercisable     Exercisable/Unexercisable
----                    -----------            ---          -------------------------     -------------------------
Stephen Russo               --                 --                  Nil/100,000                   Nil/$70,000
Art Dearing                 --                 --                  Nil/100,000                   Nil/$70,000
Jeffrey Swain               --                 --                  Nil/100,000                   Nil/$70,000
------------------

(1) Includes shares of Common Stock subject to options exercisable within 60 days of March 31, 2000.

(2) Calculated based on the difference between the exercise price and the price of a share of Common Stock on March 31, 2000. Our Common Stock is not listed on an exchange or other quotations service, and accordingly, the Company cannot accurately determine the fair market value of a share of Common Stock as of the end of its most recent fiscal year. For purposes of the following table, we have assumed that the fair market value of a share of Common Stock on March 31, 2000, the last day of our most recent fiscal year, was $1.00.

Director Compensation

         Currently, non-employee directors are not compensated. In the future, the Company may provide stock options and other incentive awards to such directors in order to align their interests with the overall interests of the Company.

Employment Agreements and Change of Control Arrangements

         The Company has not entered into any employment agreements or change of control agreements with its named executive officers.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 15, 2000 with respect to the beneficial ownership of shares of the Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director or nominee, by each of the Named Executive Officers and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.


Name and Address of Beneficial Owner                             Beneficial Ownership as of July 15, 2000(1)
Directors and Named Executive Officers                           Number of Shares       Percentage of Class(2)
--------------------------------------                           ----------------       ----------------------
         Alan Rudd  (CEO, President, Director)
         6769 Walker Mill Dr.
         Salt Lake City, UT 84124                                  0                        0

         John Zollinger (CTO, V.P. of Engineer, Director)
         11008 Shelwood Circle
         South Jordan, UT 84095                                    1,050,000                4.388%

         Jerral Pulley (Director)
         2566 Barcelona Drive
         Sandy, UT  84093                                          170,000(4)               **

         Carl Steffens (Interim CEO Aug. - Nov. 1999)
         1530 Tiptoe Lane
         Los Altos, CA  94024                                      250,000(5)               **

         Stephen Russell  (CEO Apr. - Aug. 1999)
         134 Montelena Court
         Mountain View, CA 94040                                   550,000                  2.298%

Principal Holders of Common Stock

         Caldera Holdings LLC (3)
         36 South State St.
         Suite 2000
         Salt Lake City, UT 84111                                  7,523,000                31.438%

         John Blumenthal
         4432 Emigration Canyon

         Salt Lake City, UT 84108                                  2,156,000                9.010%

All officers and directors as a group (8 persons)                  2,020,000(6)             8.441%

** Less than one percent
 ---------------------------

(1) Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of July 15, 2000 has been calculated as though shares of Common Stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

(2) The percentage indicated represents the number of shares of Common Stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by such stockholder within 60 days and (b) ______, which is the number of shares of Common Stock issued and outstanding as of July 15, 2000.

(3) Caldera obtained shares as part of an agreement entered into with certain founding shareholders of the Company and described later in this report under the heading "Certain Relationships And Related Transactions." While the agreement remains in force, Caldera retains dispositive power and voting power with respect to shares subject to the agreement.

(4) Includes 170,000 options to purchase Common Stock exercisable within 60 days of July 15, 2000.

(5) Includes 250,000 options to purchase Common Stock exercisable within 60 days of July 15, 2000

(6) Includes 420,000 options to purchase Common Stock exercisable within 60 days of July 15, 2000.

Item 12.  Certain Relationships and Related Transactions

         Certain founding shareholders, specifically, Marty Alfred, Bruce Baird, Jeffrey Barlow, John Blumenthal, Tim Kapp, Stephen Russell, Dave Valenti, Gary Wright, and John Zollinger obtained Common Stock in return for contributions and development of Sundog's predecessor, Arkona, L.L.C., which was subsequently merged into The Thorsden Group Ltd., and renamed Sundog Technologies, Inc. These founding shareholders received a total of 14,000,000 shares of Common Stock between them and then, collectively, entered into an agreement with Caldera Holding Company, L.C., wherein Caldera was given the right to grant derivative options to third parties with respect to 7,523,000 shares of Common Stock in order to encourage the development and increased productivity of Sundog. Holders of the shares underlying the derivative options are entitled to dividends and distributions with respect to such shares. However, Caldera retains dispositive voting power with respect to all shares subject to its agreement with the founding shareholders so long as the agreement remains in place. The agreement expires upon Caldera's award of the last of the derivative options or at the end of three years, whichever occurs first, at which time voting power returns to the founding shareholders.

Item 13.  Exhibits and Reports on Form 8-K

         (a)       Exhibits.


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
                                                                     31, 1997, as amended



Exhibit
Number             Title of Document                                 Location
---------------    ----------------------------------------------    ---------------------------------------

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

10.6               Master Lease between Parkway Tower, L.L.C.        Incorporated by reference to Annual
                   and the Company.                                  Report on Form 10-KSB filed with the
                                                                     SEC on July 14, 2000.

10.7               Stock Loan Commitment and Agreement dated         Incorporated by reference to Annual
                   June 16, 2000 between Trafalgar Resources,        Report on Form 10-KSB filed with the
                   LLC and the Company.                              SEC on July 14, 2000.

27.1               Financial data schedule                           Incorporated by reference to Annual
                                                                     Report on Form 10-KSB filed with the
                                                                     SEC on July 14, 2000.



         (b)       Reports on Form 8-K

         We did not filed any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10KSB/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2000.

                                    Sundog Technologies, Inc.


                                    By: /s/ Alan S. Rudd
                                    --------------------
                                            Alan S. Rudd
                                            President, Chief Executive Officer

                              ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A ("Amendment No. 1) has been signed by the following persons in the capacities and on the dates indicated.

Signature                              Title                                 Date

By: /s/ Alan S. Rudd            President and Chief Executive         July 20, 2000
        Alan S. Rudd            Officer and Director (Principal
                                Executive Officer)

By: /s/ Stephen Russo           Chief Financial Officer               July 20, 2000
        Stephen Russo           Principal Financial and
                                Accounting Officer)

By: /s/ signature omitted       Director                              July 20, 2000
        Jerral Pulley

By: /s/ John Zollinger*         Director                              July 20, 2000
        John Zollinger

* By: /s/ Alan Rudd
          Alan Rudd,
          Attorney-in-Fact

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

                                 March 31, 2000

                       [WITH INDEPENDENT AUDITORS' REPORT]

                            SUNDOG TECHNOLOGIES, INC.

                   Including the accounts of its subsidiaries
                          [A DEVELOPMENT STAGE COMPANY]

                                TABLE OF CONTENTS

                                                                    Page

Independent Auditors' Report                                         1



Consolidated Balance Sheet -- March 31, 2000                         2



Consolidated  Statements of Operations  and
Comprehensive  Income for the years ended
March 31, 2000 and 1999, and for the period from inception [June 11, 1992] through March 31, 2000

                                                                     3

Consolidated  Statement of  Stockholders'
Equity/(Deficit)  for the period from
inception [June 11, 1992] through March 31, 2000

                                                                     4

Consolidated Statements of Cash Flows for the years
ended March 31, 2000 and 1999, and for the
period from inception [June 11, 1992] through March 31, 2000         5



Notes to Consolidated Financial Statements                          6 -- 14

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

                                                              MANTYLA McREYNOLDS

Salt Lake City, Utah
June 12, 2000

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


                                                  Year           Year         Period from
                                                 ended           ended       June 11,1992
                                                3/31/00        3/31/99      Through 3/31/00
                                             ------------    ------------    ------------
Revenues - Note 1                            $     45,975    $     75,167    $    265,413

Operating Expenses
 Cost of sales                                     47,125          49,756          98,991

 Research and development                         597,774         856,111       1,739,245

 Marketing, general and administrative          2,431,783         838,672       3,849,508

  Total Operating Expenses                      3,076,682       1,744,539       5,687,744

          Net Loss from Operations             (3,030,707)     (1,669,372)     (5,422,331)

Other Income/(Expense)

  Interest income                            $     38,208    $     46,767    $    105,819

  Interest expense                                 (6,202)         (6,684)        (16,086)

  Other income                                         19             270             289

  Other expense                                       -0-            (178)           (288)

  Loss on sale of securities available for            -0-          (4,068)         (4,068)
   sale

        Total Other Income/(Expense)               32,025          36,107          85,666

          Net Loss From Continuing
          Operations                           (2,998,682)     (1,633,265)     (5,336,665)

Discontinued Operations: Note 14
     Loss from discontinued operations         (2,342,064)       (723,493)     (3,065,557)

Net Loss                                     $ (5,340,746)   $ (2,356,758)   $ (8,402,222)

Other comprehensive income:
   Unrealized holding gains(loss)                     172         145,256         (13,582)

Comprehensive Income (Loss)                    (5,340,574)     (2,211,502)     (8,415,804)

Basic & Diluted Loss/share - Note 1
  Continuing Operations                      $      (0.13)   $      (0.08)   $      (0.74)

  Discontinued Operations                           (0.10)          (0.03)          (0.43)

     Basic & Diluted Net Loss per share             (0.23)          (0.11)          (1.17)

Weighted average number shares                 23,089,178      20,922,574       7,201,019


                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
            Consolidated Statement of Stockholders' Equity/(Deficit)

      For the Period from Inception [June 11, 1992] through March 31, 2000

                                                                                       Accum.                        Total
                                                                       Additnl.      Unrealized                      Stockholders'
                                      Shares Issued    Common          Paid-In         Loss on       Accum. Loss     Equity/
                                                       Stock           Capital       Investments     Devel Stage     (Deficit)

                                      ----------   -----------   -----------         -----------    -----------    -----------
Balance, June 11, 1992                     -0-     $      -0-     $     -0-          $       -0-    $     -0-      $       -0-

Issued common stock for cash
through March 31, 1993, $0.00125         400,000           400           100                --             --              500
per share

Net loss for the year ended
March 31, 1993                              --            --            --                  --             (269)          (269)

Balance, March 31, 1993                  400,000   $       400   $       100   $             -0-    $      (269)   $       231

Capital contribution                        --            --             500                --             --              500

Issued shares in Private Placement        24,500            25           221                --             --              246
for cash, $0.01 per share

Net loss for the year ended
March 31, 1994                              --            --            --                  --             (221)          (221)

Balance, March 31, 1994                  424,500   $       425   $       821   $             -0-    $      (490)   $       756

Net loss for the year ended
March 31, 1995                              --            --            --                  --           (2,262)        (2,262)

Balance, March 31, 1995                  424,500   $       425   $       821   $             -0-    $    (2,752)   $    (1,506)

Net loss for the year ended
March 31, 1996                              --            --            --                  --           (1,078)        (1,078)

Balance, March 31, 1996                  424,500   $       425   $       821   $             -0-    $    (3,830)   $    (2,584)

Net loss for the year ended
March 31, 1997                              --            --            --                  --          (64,706)       (64,706)

Balance, March 31, 1997                  424,500   $       425   $       821   $             -0-    $   (68,536)   $   (67,290)

Issued stock for assets as part of
Arkona merger, $0.001 per share       15,575,500        15,575          --                  --             --           15,575

Issued shares in Private Placement

for cash and securities, $0.48 per     4,000,000         4,000     1,926,486                --             --        1,930,486
share

Issued shares in Private Placement

for cash                                 132,500           133       264,867                --             --          265,000

Adjustment for unrealized loss on
investments                                 --            --            --              (159,010)          --         (159,010)

Net loss for the year ended
March 31, 1998                              --            --            --                  --         (636,180)      (636,180)

Balance, March 31, 1998               20,132,500   $    20,133   $ 2,192,174         $  (159,010)   $  (704,716)   $ 1,348,581

Issued shares in Private Placement

for cash, $1.40 per share              2,397,601         2,397     3,365,352                --             --        3,367,749

Adjustment to unrealized loss on
investments                                 --            --            --               145,256           --          145,256

Net loss for the year ended
March 31, 1999                              --            ==            ==                  ==       (2,356,758)    (2,356,758)

Balance, March 31, 1999               22,530,101   $    22,530   $ 5,557,526         $   (13,754)   $(3,061,474)   $ 2,504,828


                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
            Consolidated Statement of Stockholders' Equity/(Deficit)
      For the Period from Inception [June 11, 1992] through March 31, 2000


                                                                                                  Accum.          Total
                                          Shares       Common       Additnl.     Unrealized     Accum. Loss     Stockhldrs'
                                          Issued        Stock       Paid-In       Loss on       Devel Stage   Equity/Deficit
                                                                    Capital      Investment
                                        ----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 1999                 22,530,101   $    22,530   $ 5,557,526   ($   13,754)   ($3,061,474)   $ 2,504,828

Issued shares in Private Placement

for cash, $1.50 per share                  107,668           108       161,392          --             --          161,500

Exercise of A & B warrants for cash,
$2.00 per share (3/98 PPM)                  42,867            43        85,691          --             --           85,734

Exercise of A & B warrants for cash,
$0.95 per share (October offer)            855,718           856       812,077          --             --          812,933

Exercise of B warrants for cash,
$3.00 per share (3/98PPM)                    1,667             2         4,999          --             --            5,001

Issued shares in Private Placement

(2000) for cash, $2.00 per share           287,500           287       574,713          --             --          575,000

Adjustment to unrealized loss on
investments                                   --            --            --             172           --              172

Compensation expense for stock
options granted                               --            --         582,500          --             --          582,500

Net loss for the year ended
March 31, 2000                                --            --            --            --       (5,340,748)    (5,340,748)

Balance, March 31, 2000                 23,825,521   $    23,826   $ 7,778,898   ($   13,582)   ($8,402,222)   ($  613,080)
                                        ==========   ===========   ===========   ===========    ===========    ===========


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



                                                                                            Period from
                                                                Year ended     Year ended     6/11/92
                                                                 3/31/00        3/31/99      to 3/31/00

                                                              -----------      ---------    -----------
Cash Flows from Operating Activities
Net Loss                                                      $(5,340,748)   $(2,356,758)   $(8,402,222)
Minority interest net loss                                       (612,635)             0       (612,635)
Adjustments to reconcile net income to net cash provided by             0
operating activities:
    Depreciation and amortization                                 172,485         45,758        224,661
    Amortization of stock options                               1,029,808              0      1,029,808
    Recorded gain on disposal of segment                         (920,811)             0       (920,811)
    Decrease/(increase) in accounts receivable                     51,200        (42,887)             0
    Increase/(decrease) in accounts payable                       342,736         47,460        483,484
    Increase/(decrease) in other current liabilities               40,903          4,894        116,725
    Increase/(decrease) in deferred income                          1,500        (10,417)         1,500
    Decrease in prepaid expenses                                    1,235        (25,550)       (24,315)
          Net Cash Used for Operating Activities               (5,234,327)    (2,337,500)    (8,103,805)
Cash Flows from Investing Activities
  Long-term security deposits                                      52,158          1,641        (53,447)
  Sale of Marketable Securities                                   823,668        823,668
  Patent costs                                                   (127,933)       (38,249)      (187,916)
  Proceeds from sale of minority interest                       1,503,756      1,503,756
  Capital expenditures                                           (263,300)      (181,337)      (643,736)
          Net Cash Used for Investing Activities                1,164,681        605,723      1,442,325
Cash Flows from Financing Activities
  Bank overdraft in discontinued operation                        140,619        140,619
  Financing on equipment purchases                                (37,464)        11,036         30,544
  Proceeds from issuance of common shares                       1,640,168      3,367,749      6,378,614
  Proceeds from borrowing (Qui Vive, Inc.)                        600,000        600,000
  Cash contribution                                                 1,000
         Net Cash Provided by Financing Activities              2,343,323      3,378,785      7,150,777
              Net Increase/(Decrease) in Cash                  (1,726,323)     1,647,008        489,297
Beginning Cash Balance                                          2,215,620        568,612           -0-
Ending Cash Balance                                           $   489,297      2,215,620    $   489,297

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                      $     6,202          6,684    $    16,086
  Cash paid during the year for income/franchise taxes        $       134            -0-    $       134
Noncash Financing Activities:
  Issued stock for marketable securities                      $       -0-            -0-    $   840,610








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

Note 1   Organization and Summary of Significant Accounting Policies[continued]
         -----------------------------------------------------------

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

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]

                                       Minimum
                   Year Ending      Lease Payments        Principal     Interest
                   -----------      --------------        ---------     --------
                    3/31/2001        $   18,244            $15,556       $2,688

                    3/31/2002             7,743              7,093          650

                    3/31/2003             5,731              5,578          153

                    3/31/2004             2,221              2,117          104

                      Total          $   33,939            $30,344       $3,595

         The Company has operating leases for its office facilities which expire at various times through June 2005.

                                                                  Minimum
                           Year Ending                        Lease Payments
                           -----------                        --------------
                           3/31/2001                          $    167,400

                           3/31/2002                               161,935

                           3/31/2003                               166,105

                           3/31/2004                               179,310

                           3/31/2005 and thereafter                183,480

                             Total                            $    858,230

         Rent expense during the current year was $84,062 for 2000 and $44,980 for 1999.

Note 6   Property and Equipment
         ----------------------

         Property and equipment are summarized by major classifications as follows:

                                                                Accumulated
                                         Acquisition            Amortization/        Net Book
                                             Cost               Depreciation          Value
                                             ----               ------------          -----
                  Office Furniture       $  50,455              $    7,664           $42,791

                  Computer Software         57,164                  33,510            23,654

                  Computer Equipment       231,393                 111,631           119,762

                      Total              $ 339,012              $  152,805          $186,207

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

         Information  on  stock  options   outstanding  at  March  31,  2000  is
summarized as follows:

                                           Options Outstanding                           Options Exercisable
                                                                     Weighted
                                             Weighted Average         Average                        Weighted Average
       Range of exercise         Number          Remaining           Exercise           Number           Exercise
             prices           Outstanding    Contractual Life          Price         Exercisable           Price
             ------           -----------    ----------------          -----         -----------           -----

            $0.30               850,000          58 months                                  0

            $0.50               985,000           5 months                            642,500

            $1.50               660,000          37 months                            410,000

            $2.00                10,000           9 months                             10,000

                              2,505,000          32 months            $0.70         1,062,500             $0.90

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

         Description                     Balance         Description                     Balance
         -----------                     -------         -----------                     -------
         Bank overdraft                (140,620)         Net property                    235,591

         Current liabilities           (319,831)         Note payable                  (600,000)

                                                         Deposits & Intangibles          176,751

           Net current liabilities    ($460,451)         Net long-term liabilities    ($187,658)


         The following pro forma balance sheet and income statement show the Company's financial statements as if the transaction had closed on March 31, 2000.

                   Pro Forma Balance Sheet as of March 31, 2000

                                           ASSETS

           Current Assets                                    $          516,972

                          Total Current Assets                          516,972

           Property & Equipment                                         186,207

                       Total Property & Equipment                       186,207

           Marketable securities available for sale                  37,300,000
          (restricted until Oct 2001)

           Other Assets                                                  61,888

                           Total Other Assets                        37,361,888

                              TOTAL ASSETS                   $       38,065,067

Note 14  Subsequent Events/Discontinued Operation[continued]
         ----------------------------------------


                                         LIABILITIES & STOCKHOLDERS' EQUITY

                   Current Liabilities                                $          297,434

                               Total Current Liabilities                         297,434

                   Deferred tax liablity                                      14,187,884

                   Long-Term Liabilities                                          14,988

                              Total Long-Term Liabilities                     14,202,872

                                   Total Liabilities                          14,500,306

                   Stockholders' Equity                                       23,564,761

                              Total Stockholders' Equity                      23,564,761

                       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $       38,065,067




                   Pro Forma Income Statement for the year ended March 31, 2000

                   Revenue                                            $           45,975

                   Total operating expenses                                   (3,076,682)

                   Net other income or expense                                    32,025

                   Net Loss from continuing operations                        (2,998,682)

                   Discontinued Operations
                       Loss from discontinued operations                      (2,342,064)

                       Gain on disposal of segment                            22,191,305

                   Net Income                                                 16,850,559


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