Form 10QSB
period 2000-06-30
SUNDOG TECHNOLOGIES INC
filed 2000-08-22
CIK 925662

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       OR

[ ]     Transition  Report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition  period from  _____________  to
         _____________

                         Commission File Number 0-24372
                         ------------------------------

                            Sundog Technologies, Inc.
                            -------------------------
           (Name of small business issuer as specified in its charter)

                            The Thorsden Group, Ltd.
                            ------------------------
                     (Former name of small business issuer)



         Delaware                                          33-0611746
         --------                                          ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                      10542 South Jordan Gateway, Suite 200
                            South Jordan, Utah 84095
                            ------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 501-7100
                                 --------------
              (Registrant's telephone number, including Area Code)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

As of June 30, 2000, there were issued and outstanding 23,929,745 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                 ---       --

                                Table of Contents

Part I. Financial Information................................................3


     Item 1.  Financial Statements.......................................... 3

         Unaudited Condensed Consolidated Balance Sheets
           as of June 30, 2000 and March 31, 2000............................3

         Unaudited Condensed Consolidated Statements of
           Operations for the three months
           ended June 30, 2000 and 1999......................................4

         Unaudited Condensed Consolidated Statements of
           Cash Flows for the three months
           ended June 30, 2000 and June 30 1999..............................5

         Notes to Unaudited Condensed
           Consolidated Financial Statements.................................6


     Item 2.  Management's Discussion and Analysis or
                Plan of Operation............................................9

     Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk...........................................25



Part II. Other Information..................................................26

      Item 2. Changes in Securities and Use of Proceeds.....................26

      Item 6. Exhibits and Reports on Form 8-K..............................26

                                     PART I

ITEM 1--FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

                 Unaudited Condensed Consolidated Balance Sheets


                                                     June 30        March 31
                                                       2000           2000
                                                   -----------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents                 $     22,557   $    489,297
        Marketable Securities                            2,220          3,360
        Accounts Receivable                             42,366           --
        Prepaid Expenses                                28,793         24,315
        Inventory                                       22,167           --
                                                   -----------    -----------
    Total Current Assets                               118,103        516,972
                                                   -----------    -----------
    Equipment                                          364,857        339,012
        Less: Accumulated Depreciation                (185,089)      (152,805)
                                                   -----------    -----------
    Equipment, Net                                     179,768        186,207
                                                   -----------    -----------
    Other Assets
        Deposits                                          --           16,618
        Investment in Qui Vive                            --          920,811
        Investment in Envision
          Development Corporation                   32,271,960           --
        Intangible Assets, net amortization            105,252         45,270
                                                   -----------    -----------
    Total Other Assets                              32,377,212        982,699
                                                   -----------    -----------
TOTAL ASSETS                                      $ 32,675,083  $   1,685,878
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                          $    328,991   $    206,476
        Accrued Liabilities                             59,170         73,902
        Loan from Officer                               50,000           --
        Deferred Income on Maintenance Contracts         1,125          1,500
        Deferred Tax Liability                      11,806,131           --
        Current Portion of Capital Leases               12,647         15,556
        Net current liabilities of
         discontinued segment                             --          460,449
                                                   -----------    -----------
    Total Current Liabilities                       12,258,064        757,883
       Capital Lease Obligations, net of
         current portion                                13,669         14,988
       Net long-term liabilities of
         discontinued segment                             --          187,658
                                                   -----------    -----------
Total Liabilities                                   12,271,733        960,529
Minority interest in discontinued operations              --        1,338,429
Stockholders' Equity (Deficit)
    Common Stock                                        23,930         23,826
    Deferred compensation                           (4,861,250)    (5,693,750)
    Additional paid in Capital                      14,891,571     14,397,648
    Retained Earnings / (Deficit)                   10,413,821     (9,327,222)
    Accumulated unrealized loss on
        securities available for sale                  (14,722)       (13,582)
                                                   -----------    -----------
Total Stockholders' Equity                          20,403,350       (613,080)
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 32,675,083   $  1,685,878
                                                   ===========    ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations


 Sundog Technologies, Inc.
 Condensed Statement of Income
 (A Company in the Development Stage)


                                            Three Months Ended       From Inception
                                                 June 30              June 11, 1992
                                           2000           1999       to Jun 30, 2000
                                      ------------    ------------    ------------
Net Revenues                          $     42,200    $      5,689    $    307,613

Costs and Expenses:
  Cost of Revenues                           1,678          11,542         100,669
  Research and Development                 140,423         247,279       1,879,668
  Selling, General & Administrative
    exclusive of non-cash compensation     768,831         485,655       4,618,339
  Amortization of deferred
   compensation                            925,000                       1,850,000
                                      ------------    ------------    ------------
Total Costs and Expenses                 1,835,932         744,476       8,448,676
                                      ------------    ------------    ------------

Operating (Loss)                        (1,793,732)       (738,787)     (8,141,063)
                                      ------------    ------------    ------------
  Gain on disposal of segment           21,531,555            --        21,531,555
  Loss from discontinued operations           --          (521,386)       (521,386)
  Interest Income                            4,109          19,733         109,928
  Interest Expense                            (887)         (2,053)        (16,973)
  Other Expense                               --              --              (288)
  Other Income                                --              --               289
                                      ------------    ------------    ------------

Net (Loss)                            $ 19,741,045    $ (1,242,493)   $ 13,517,393
                                      ============    ============    ============

Basic Net Income (Loss)                  $    0.83    $      (0.03)
  per common share
Weighted average basic shares           23,856,903      22,560,234

Diluted Net Income (Loss)
  per common share                    $       0.77    $      (0.06)

Weighted average diluted shares         25,480,305      22,560,234


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows




                                                            Three Months Ended
                                                                  30-Jun
                                                           2000            1999
                                                       -----------    -----------
Cash Flows used in Operating Activities:
    Net Income (Loss)                                   19,741,045     (1,242,493)

    Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
        Depreciation and Amortization                       34,789         19,059
        Gain on disposal of segment                    (21,531,555)          --
        Compensation from option grants                    925,000           --
        Changes in Assets and Liabilities:
          Accounts Receivable                              (42,366)        45,456
          Prepaid Expenses                                 (19,281)       (23,989)
          Inventory                                         (7,366)          --
          Accounts Payable                                 122,514         26,917
          Accrued Liabilities                              (15,108)         1,210
                                                       -----------    -----------
Net Cash used in Operating Activities                     (792,328)    (1,173,840)
                                                       -----------    -----------

Cash Flows used in Investing Activities:
    Additions to Equipment                                 (54,613)       (81,821)
    Lease Deposits                                            --           (1,362)
    Patent/Trademark Costs                                 (17,096)       (10,339)
                                                       -----------    -----------
Net Cash used in Investing Activities                      (71,709)       (93,522)
                                                       -----------    -----------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock                 351,526        194,834
    Loan from officer                                       50,000           --
    Increase in Lease Obligations                           (4,229)       (11,467)
                                                       -----------    -----------
Net Cash Provided By Financing Activities                  397,297       183,367
                                                       -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents      (466,740)    (1,083,995)
                                                       -----------    -----------

Beginning Cash and Cash Equivalents                        489,297      2,215,620

                                                       -----------    -----------
Ending Cash and Cash Equivalents                            22,557      1,131,625
                                                       ===========    ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1   Basis of Presentation

The Company has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, as amended.

Note 2   Concentration

The Company is still in the development stage, and its revenues to date are from fewer than 10 customers.

Note 3   Equity

During the three months ended June 30, 2000, the Company issued 198,263 shares of common stock at an average price of $1.77 per share, as follows: 75,000 were issued for cash, 93,263 were issued in connection with warrant exercises, and 30,000 were issued in connection with option exercises.

Note 4   Sale of Qui Vive

On February 10, 2000, the Company entered into an Acquisition Agreement (the "Initial Acquisition Agreement") with Perfumania.com, QV Acquisition Co., which

                            SUNDOG TECHNOLOGIES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


is a wholly owned subsidiary of Perfumania.com., and Rock Mountain Ventures Fund, LP to sell its entire ownership in the Company's wholly owned subsidiary, Qui Vive, Inc. ("QV"). If the acquisition would have been consummated, pursuant to the Initial Acquisition Agreement, Perfumania.com would have received 550,000 of Qui Vive Series A Preferred stock, representing the Company's entire equity interest in Qui Vive in exchange for 1,530,000 shares of Perfumania.com common stock. Additionally, the Company would have received 10,000 shares of Perfumania.com common stock in exchange for licensing rights associated with Qui Vive technology.

Subsequent to signing the Acquisition Agreement on February 10, 2000, we conducted additional discussions with Envision Development Corporation (successor in interest to "Perfumania.com") ("Envision") concerning Envision's interest in acquiring QV. After extensive arms-length negotiations between Envision and Sundog, on March 31, 2000 we entered into an Amended and Restated Acquisition Agreement (the "Acquisition Agreement") with Envision, QV Acquisition Co., and Rock Mountain Ventures Fund, LP.

Pursuant to the Acquisition Agreement, on April 7, 2000, we transferred to Envision all of our interest in QV in exchange for 1,492,500 shares of Envision common stock. These shares are subject to a contractual covenant prohibiting sale of such stock in the open market any time on or before October 7, 2001. We are permitted to sell such shares in large blocks in privately negotiated transactions; nevertheless, because any acquirer must take such shares subject to the prohibition on sale before October 7, 20001, we expect interest in acquiring our Envision shares to be limited and the purchase and sale price in any such transaction to be a significant discount from current market prices. Even after all contractural restrictions on the sale of our shares of Envision common stock have expired, such shares may continue to be "control securities" and may not be resold except prusuant to an effective registration statement or pursuant to the so-called "leak out" provisions of Rule 144 promulgated under the Securities Act.

The 1,219,500 shares of Envision common stock we presently own, and the 272,500 shares of Envision common stock we expect to acquire are subject to a contractural covenant prohibiting sale of such stock in the open market any time on or before October 7, 2001. We are permitted to sell such shares in large blocks in privately negotiated transactions; nevertheless, because any acquirer must take such shares subject to the prohibition on sale before October 7, 2001, we expect interest in acquiring our Envision shares to be limited and the purchase and sale price in any such transaction to be a significant discount from current market prices. Even after all contractural restrictions on the sale of our shares of Envision common stock have expired, such shares may continue to be "control securities" and may not be resold expect pursuant to an effective registration statement or pursuant to the so-called "leak out" provisions of Rule 144 promulgated under the Securities Act.

Note 5   Investment in Envision Development Corporation

On April 7, 2000, Envision's common stock had a market value of $66.25 per share as quoted by the American Stock Exchange. Due to the following factors, the value of Envision's common stock has been discounted to a price of $21.63 per share in order to more accurately reflect the value of the transaction described in note 4 above.

1. Sundog contractually agreed to an 18 month lock out on the stock it received. Therefore, the Envision Development common stock can not be sold into the public market until October 7, 2001.

2. Envision Development common stock has experienced extreme volatility. The quoted price $20.50 in mid January, rising to a high of $72 on May 3, 2000 and then dropping to $22 by June 30, 2000.

3. The Company owns a large block of Envision's common stock with its ownership percentage at approximately 19%.

                            SUNDOG TECHNOLOGIES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


4. In addition to the Company owning a large block, the trading volume of Envision common stock traded is very low.

5. The Company received minimal registration rights. The Company has been granted piggy-back rights on only 20 percent of it holding.

6. On the day the Company signed the letter of intent to the sale of Qui Vive the value of Envision's stock was $21.63 per share.

Taking these factors into consideration, and based upon consultation with appraisal advisors, management believes that a $21.63 per share value most fairly reflects the value of the transaction.


Use of Our Shares of Envision common stock.

In the near-term, we intend to use our shares of Envision common stock to help fund our operations. In light of the restrictions on resale imposed by the securities laws and the contractual restriction prohibiting sale of our shares of Envision common stock on an exchange prior to October 7, 2001, we do not intend to sell our shares of Envision common stock in the market. Rather, we intend to use the stock as collateral in obtaining a loan, which loan we expect to repay with proceeds from the sale of the Envision stock when the restriction period has passed.

We have entered into a loan agreement pursuant to which the Company can borrow up to 50% of the average value of our Envision stock 10 days prior to loan funding. The loan is a non-recourse loan with a two year term and an interest rate of 8.15%. We are also considering selling one or more large blocks of our shares of Envision common stock in a privately negotiated transaction. However, private sales of the Company's Envision stock are subject to certain restrictions on resale imposed by governing securities laws. We expect to use any proceeds from a loan secured by a pledge of our Envision shares or from a sale of such shares to fund our ongoing research, development and operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. ("QV"). QV is engaged in the development of e-mail security software. On April 7, 2000, we sold our interest in QV to Envision Development Corporation, a Florida corporation ("Envision") in exchange for 1,492,500 shares of Envision common stock.

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

Primary Features and Benefits of Universal Update(TM)

o Complex data selection and extraction processes are hidden behind a simple point-and-click graphic user interface ("GUI"). Typically, selecting and exporting data requires scripting or programming. Custom programming is virtually eliminated by using Universal Update(TM).

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

      o We plan to revise Universal Update(TM) to maintain table to table relationships when distributing information between disparate database systems.

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

      o Easy technical market entry. Niche opportunities must require few or no changes to our existing product. This will allow us to keep the majority of our technical resources focused on longer-term strategic opportunities.

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

Our Partnership With Aether Software

One of the first such partnerships is our partnership with Aether Software, announced on June 13, 2000. Aether Software produces a family of products called ScoutWare(TM). ScoutWare(TM) products are designed to manage PDA's and the content on those devices from a central server. By deploying ScoutWare(TM) solutions, corporations can utilize PDA's as valuable mobile computing platforms for a variety of enterprise IT functions. As Aether Software's technologies are combined with Universal Update(TM), Sundog and Aether Software expect to offer a powerful solution for accessing and updating corporate data sources from or to PDAs. The benefits of this partnership provided by both Companies include:

      o Aether provides the framework for centrally managing and distributing information to PDAs;

      o           Sundog provides easy access to multiple complex data sources;

      o Sundog eliminates the need for custom programming or scripting to access data and create data conduits;

      o Sundog is non-intrusive to data sources so that no changes are required to core data or business processes;

      o Sundog automatically recognizes a change in source data, tracks changes and distributes incremental updates and leverages Aether's ScoutWare(TM) to ensure that all mobile targets have current data sets;

      o Interoperability between ScoutWare and Universal Update(TM)is expected to provide ease of use;

      o The combined solution is expected to include full automation of conduit and forms development so that PDA forms and applications, and access to the data that drives those forms, can be quickly and easily developed and implemented; and

      o The combined solution is expected to permit deployment of mobile solutions in hours, versus days or weeks.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

Revenues for the quarter ended June 30, 2000 were $42,200 compared to $5,689 for the quarter ended June 30, 1999. Such increase in revenue is attributable to increased sales of Universal Update, the Company's data base product. Operating costs and expenses totaled $1,835,932 in the quarter ended June 30, 2000 compared to $744,476 for the same period in 1999. Operating expenses for 2000 included $140,423 research and development costs and $768,831 for selling, general and administrative expenses and $925,000 for deferred compensation. This compares to research and development costs of $247,279 and $485,655 for selling, general and administrative expenses and no deferreed compnsation for the same period in 1999. The increased expenses in 2000 are due to deferred compensation associated with options granted at an exercise price below fair market value and costs for the promotion of the Company's data-base product. The Company expects expenditures to increase in all areas of its business during the next twelve months as development and promotion of existing and new products continues assuming available working capital.

The Company had $4,109 in interest income during the quarter ended June 30, 2000, compared to $19,733 for the same period in 1999. The decrease in interest income is due to decreased cash balances maintained by the Company in banks. Net income for the quarter ended June 30, 2000 was $19,741,045 or $.83 per share, compared to a loss of $(1,242,493) or $(.06) per share for the same quarter in 1999. The increase in net income is attributable to the shares of Envision common stock received in connection with the sale of the Company's interest in QV on April 7, 2000. The shares of Envision common stock received by the Company in such transaction are subject to significant resale restrictions. In addition, the market price for such shares is extremely volatile.

When options are granted below the market value, the Company records deferred compensation in the equity section of its balance sheet. As the options vest the Company recognizes the compensation expense. Deferred compensation for the quarter ended June 30, 2000 was $92,500 due to 50,000 options granted below market value. Amortization of deferred compensation expense recognized for options that vested during the quarter was $925,000. There was no comparable income recognized in the quarter ended June 30, 1999.

The primary marketing focus for the quarter continued to be establishing the Company's identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents of $22,557, as compared to cash and cash equivalents of $489,297 as of March 31, 2000. Cash was provided during the period through the sale of stock in a private placement, the exercise of Warrants granted in August 1998 and the exercise of stock option by a former employee.

The Company held marketable securities available for sale at June 30, 2000. Although the Company does not intend to engage in the business of investing in or buying and selling securities of other companies, these securities were received as partial consideration in connection with the sale of the Company's common stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas Corp. ("EUGS").

At June 30, 2000, the sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.74 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize the values similar to those shown above.

On April 7, 2000, the Company transferred to Envision all of its interest in QV in exchange for 1,219,500 shares of Envision common stock delivered at closing and an agreement by Envision to issue to Sundog another 272,500 shares of Envision common stock within 2 business days of the approval of such issuance by its shareholders. On June 30, 2000, the price of Envision Development shares as quoted on the American Stock Exchange was $22 per share.

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

As of June 30, 2000 and August 15, 2000, the Company did not have working capital sufficient to meet its short term obligations. The Company has entered into a loan agreement pursuant to which a private lender has agreed to loan the Company up to an amount equal to 50% of the average market price of our shares of Envision common stock during the 10 trading days prior to funding. This is a non-recourse loan with a two-year term and an interest rate of 8.15%. The loan is expected to fund sometime during the month of August 2000. If the loan does not fund at that time, the Company will have a critical shortage of capital and, if the Company cannot obtain funding from other sources, will be unable to pay our current expenses.

Even if the loan does fund, if the Company does not begin to generate significant revenues in the near future, the Company will need to raise additional funds to fund our rapid expansion, to develop new or enhance existing services or products or to respond to competitive pressures. The Company cannot provide assurance that additional financing will be available on terms favorable to it, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its marketing and planned product development programs or otherwise respond to competitive pressures would be limited.

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

The forward-looking statements contained in this report include plans and objectives of management for future operations, plans relating to the products and predictions regarding the economic performance of the Company. Assumptions applicable to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate. Therefore, we cannot assure that the results contemplated in any of the forward-looking statements contained herein will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans, or other budgets, which may in turn affect the Company's results of operations. In light of the inherent uncertainties in forward-looking statements, the inclusion of any such statement does not guarantee that the objectives or plans of the Company will be achieved. Among other risk factors to consider are the factors identified in the subsection entitled "Factors That May Affect Future Results" below.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS.

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

We have incurred substantial losses since our inception, expect to continue to incur losses and may never be profitable.

We have incurred operating losses each year since our inception in 1992. However, as of June 30, 2000, the Company had accumulated retained earnings of approximately $13,483,448 due to the gain of $21,531,555 recognized by the Company on the sale of Qui Vive. We expect to incur additional losses for the foreseeable future, and we expect our losses to increase as our research and development efforts progress. Our operating expenses are expected to increase as a result of our recent hiring of a 6 person sales force, a new management team and planned additional. We do not expect sales revenues to increase in sufficient amount during the coming fiscal year to offset our operating expenses, and we can provide no assurance that our revenues will ever be large enough to offset operating and other expenses. We do not expect to be profitable in the near future and may never be profitable.

We require additional capital to meet our short term obligations and continue development of our products.

We do not presently have working capital sufficient to meet our immediate term obligations. We have entered into a loan agreement pursuant to which a private lender has agreed to loan us up to an amount equal to 50% of the average market price of our shares of Envision common stock during the 10 trading days prior to funding. This is a non-recourse loan with a two-year term and an interest rate of 8.15%. The loan is expected to fund sometime during the month of August 2000. If the loan does not fund at that time, we will have a critical shortage of capital and, if we cannot obtain funding from other sources, will be unable to pay our current expenses.

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

Our consolidated financial statements included in our most recent Annual Report on Form 10-K have been prepared on the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 12, 2000 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities and certain assets consisting of marketable securities to sustain operations. Additional financing may be required if we are to continue as a going concern.

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

The 1,219,500 shares of Envision common stock we presently own, and the 272,500 shares of Envision common stock we expect to acquire, are subject to a contractual covenant prohibiting sale of such stock in the open market any time on or before October 7, 2001. We are permitted to sale such shares in large blocks in privately negotiated transactions; nevertheless, because any acquirer must take such shares subject to the same prohibition on sale before October 7, 2001, we would expect interest in acquiring our Envision shares to be limited and the purchase and sale price in any such transaction to be a significant discount from current market prices.

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

We may be required to recognize capital gain and pay taxes on the sale of our Envision shares.

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

There is no present market for our common stock, and it is possible no such market may ever develop.

There has been no market for our common stock, and it is possible that no market will develop. Our common stock is not listed on any exchange, and it may never be eligible to be listed on any exchange. We intend to seek listing on The Nasdaq SmallCap Market or quotation on the Nasdaq OTC Bulletin Board during 2000 or 2001, but our application may not be accepted. Until we are eligible to satisfy the listing criteria of Nasdaq or another stock market or qualify to be quoted on the Nasdaq OTC Bulletin Board, trading, if any, in our common stock will be extremely limited or non-existent. Consequently, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

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

Our founders and a single investor hold a majority of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval

Our founders, most of whom are no longer employed by or affiliated with us, and a single investor own a majority of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Shares of our common stock may be deemed to be "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our Common Stock. In general, a penny stock is a an equity security that:

      o           Is priced under five dollars;

      o Is not traded on a national stock exchange or on Nasdaq (the NASD's automated quotation systems for actively traded stock);

      o           May be listed in the "pink  sheets" or the Nasdaq OTC Bulletin
                  Board; and

      o Is issued by a company that has less than $5 million dollars in net tangible assets (if it has been in business less than three years) or has less than $2 million dollars in net tangible assets (if it has been in business for at least three years); and

      o Is issued by a company that has average revenues of less than $6 million for the past three years.

Our common stock has an unknown trading price (presumably less than five dollars), is not trading on an exchange or Nasdaq and is issued by a company that has average revenues of less than $6 million. However, we have been in business for at least three years and, according to the pro forma balance sheet included in the notes of our most recent audited financial statements, have more than $2 million dollars in net tangible assets. Accordingly, we do not believe our common stock is presently a "penny stock." Nonetheless, because our primary tangible assets include highly volatile marketable securities, our net tangible assets may be less than $2 million dollars at some date in the future and, unless the common stock is listed on a stock exchange or has a market price of $5, the common stock will qualify as penny stock.

      At any time the Common Stock qualifies as a penny stock, the following requirements, among others, will generally apply:

      o certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000, jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

      o prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

      o in connection with the execution of any transaction involving a penny stock, certain broker dealers must deliver to certain purchasers the following:

                  *   bid and offer  price  quotes and  volume  information,

                  *   the broker-dealer's compensation for the trade,

                  * the compensation received by certain salesperson for the trade,

                  *   monthly accounts statements, and

                  * a written statement of your financial situation and investment goals.

These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks. If our common stock is or becomes subject to the existing rules on penny stocks, the liquidity and market price for our common stock could be severely affected by limiting the ability of broker-dealers to sell our common stock and the ability of shareholders to sell their securities in the secondary market.

ITEM. 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.
---------------------------------------

During the three months ended June 30, 2000, the Company issued 198,263 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at an average price of $1.77 per share. The Company issued 75,000 shares in exchange for cash proceeds to the Company of $2.00 per share, issued 93,263 upon the exercise of outstanding warrants with an exercise price of $2.00 per share, and issued 30,000 upon the exercise of options with an exercise price of $0.50 per share.

         The above-described issuances of our shares of common stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors represented and warranted to the Company that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and/or had such background, sophistication, education, and experience in financial and business matters as to be able (alone, or together with a purchaser representative) to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  See the Exhibit Index following the signature page hereof.

     (b) Reports on form 8-K.

         On April 24, 2000, the Company filed a Current Report on Form 8-K reporting that on April 7, 2000, the Company sold to Envision Development Corporation, a Florida corporation all of the Company's capital stock in Qui Vive, Inc., in exchange for 1,482,000 shares of Envision common stock (1,219,500 to be delivered at closing and 272,500 to be delivered following approval of the transaction by Envision's shareholders).

         On August 9, 2000, the Company filed a Current Report on Form 8-K reporting (i) that on August 2, 2000, the Company terminated its engagement of Mantyla McReynolds, a professional corporation, as its independent auditors, and
(ii) that on August 3, 2000, the Company engaged Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ended March 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 18, 2000 by the undersigned thereunto duly authorized.

                            Sundog Technologies, Inc.



                  August 18, 2000              /s/ Alan Rudd
                  ---------------              -------------
                  Date                             Alan Rudd
                                                   President and
                                                   Chief Executive Officer


                  August 18, 2000              /s/ Stephen Russo
                  ---------------              -----------------
                  Date                             Stephen Russo
                                                   CFO and
                                                   Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit

Number  Title of Document                                 Location
------  -----------------                                 --------
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


3.3     Bylaws                                            Incorporated by reference to
                                                          Company's registration statement on
                                                          Form 10-SB, File No. 0-24372


4.1     Specimen Stock Certificate                        Incorporated by reference to
                                                          Company's registration statement on
                                                          Form 10-SB, File No. 0-24372


10.1    Collateral Loan Agreement dated August 15,        Filed herewith.
        2000, between the Company and Braveheart,
        Inc.

10.2    Escrow Agreement dated August 15, 2000,           Filed herewith.
        among the Company, Braveheart, Inc. and
        Steve Kapustin

27.1    Financial data schedule                           Filed herewith.
