Form 10KSB/A
period 2000-03-31
SUNDOG TECHNOLOGIES INC
filed 2000-09-29
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                           Yes X  No___

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 2000 was not determinable since our common stock was not traded during the period. The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 15, 2000 was 23,959,745 shares.

         No documents are  incorporated  by reference in this report.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                   Yes___ No X

Sundog Technologies, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the year ended March 31, 2000 filed with the SEC on July 14, 3000, as amended by Amendment No. 1 filed on July 28, 2000 (the "Form 10-KSB") for the purposes of
(1) correcting typographical and other minor errors in "Item 1. Description of Business," particularly "Subsequent Events--Sale of QV and Acquisition of Common Shares of Envision", (2) restating the financial statements included in "Item 7. Financial Statements" to reflect the accrual of deferred compensation resulting from options granted to employees below fair market value and the recognition of an additional $925,000 in deferred compensation, (3) revising "Item 6. Management's Discussion and Analysis" to reflect the changes made to the Company's consolidated financial statements and the default of a lender under a loan agreement referred to therein and (4) restating "Item 10. Executive Compensation" to correct typographical and other minor errors.

In order to facilitate understanding of the Form 10-KSB, in addition to providing the information required by Item 1, Item 6, Item 7 and Item 10, which are restated in their entirety, this Amendment restates in its entirety all information contained in initial Form 10-KSB. No changes have been made to any Part of the Report other than as described above. All subsequent references to "Form 10-KSB" shall refer to the initial Form 10-KSB, as amended by and restated in this Amendment.

                                Table of Contents

PART I.........................................................................2

 Item 1.  Description of Business..............................................2
   Introduction................................................................2
   History.....................................................................2
   Universal Update(TM)Overview................................................3
   Our Strategy................................................................5
   Protection of Intellectual Property.........................................7
   Competition.................................................................7
   Employees...................................................................8
   Subsequent Events-- Sale of QV and Acquisition of Common Shares
   of Envision.................................................................8
   Certain Risk Factors........................................................9
 Item 2.  Description of Property.............................................14
 Item 3.  Legal Proceedings...................................................14
 Item 4.  Submission of Matters to a Vote of Security Holders.................14

PART II.......................................................................14

 Item 5.  Market for Common Equity and Related Stockholder Matters............14
 Item 6.  Management's Discussion and Analysis................................16
 Item 7.  Financial Statements................................................17
 Item 8.  Changes in and Disagreement With Accountants on Accounting and
          Financial Disclosure................................................17

PART III......................................................................18

 Item 9.  Directors and Executive Officers of the Registrant..................18
 Item 10. Executive Compensation..............................................21
   Summary Compensation Table.................................................21
   Option Grants in Last Fiscal Year..........................................21
   Aggregated Option Exercises in Last Fiscal Year and Year End
   Option Values..............................................................21
   Director Compensation......................................................22
 Item 11.   Security Ownership of Certain Beneficial Owners and Management....22
 Item 12.  Certain Relationships and Related Transactions.....................24
 Item 13.  Exhibits and Reports on Form 8-K...................................24
Consolidated Financial Statements............................................F-1

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

Current Status of Development

We are currently shipping v1.6 of Universal Update(TM) with plans to release a beta test version of v1.7 at the end of September 2000 and a final version of
v.1.7 at the end of December 3000. We plan to release new versions of the product every 3 - 4 months for the next year. We invested $856,111 and $597,774 in development of Universal Update(TM) in FY 1999 and FY 2000 respectively. The reason for the decrease in development costs in FY 2000 was insufficient funding.

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

In the near-term, we intend to hold our shares of Envision common stock until application contractual and legal restrictions expire, and we are able to use such shares to help fund our operations. In light restrictions on resale imposed by the securities laws and the contractual restriction prohibiting sale of our shares of Envision common stock on an exchange prior to October 7, 2001, we do not intend to sell our shares of Envision common stock in the market. To the extent permitted by applicable securities laws, we plan to pledge our shares of Envision stock as collateral for a loan and/or selling one or more large blocks of our shares of Envision common stock in a privately negotiated transaction. Nevertheless, because of the applicable contractual and legal descriptions, we have been unable, to date, to find any persons interested in providing funds in exchange for our pledge or transfer of our shares of Envision stock. We expect that using our shares of Envision stock to obtain funding will continue to be difficulty until October 7, 2001, when the contractual restriction on transfer expires. If we are able obtain any funding by using our shares of Envision common stock, we intend to use such funds for our ongoing research, development and operations.

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

We could alsoincur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. Although we enter into confidentiality and invention agreements with our employees and consultants, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to unpatented trade secrets and know-how. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

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

Our shares of Envision common stock may not be sold in the market until October 7, 2001. Even after such date, they will be "control securities" and subject to certain restrictions.

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

Our founders and a single investor hold a majority of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.

The founders of Arkona, most of whom are no longer affiliated with Sundog, and Caldera Holdings, L.C. collectively own and have the power to vote 58.4% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, to the extent such investor have ties with current members of the board of directors and management, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Cost of goods sold totaled $47,125 in FY2000, compared to $49,756 in FY1999. Operating expenses for FY2000 totaled $3,076,682 as compared to $1,744,539 for FY1999. The increase was primarily due to increases in marketing and general and administrative expenses. Marketing, general and administrative expenses totaled $2,431,783 in FY2000, compared to $838,672 in FY1999. The increase was due to an increase in salaries of $405,269 and the following non-reoccurring expenses: professional fees increased $262,572 over the previous year with the majority of the increase due to the sale of Qui Vive; the now closed down consulting services group experienced an increase in expenses of $233,171; we experience an increase in depreciation expense of $68,779 due to a change in the estimated life of computer equipment from 5 years to 3 years; and we experienced an contract labor of $135,279. The Company also recognized $925,000 of deferred compensation during the current period. The deferred compensation is a result of options that vested during the period that were granted at a price lower than the then market value.

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

We had $38,208 in interest income during FY2000, compared to $46,767 in FY1999. The net loss for the year ended March 31, 2000 was $6,265,746 (or $0.27 per share) compared to a loss of $2,356,758 (or $0.11 per share) in the year ended March 31, 1999. The increased loss was primarily due to the increase in marketing and general and administrative expenses and the recognition of non-cash expenses.

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

Our current cash and cash equivalents are insufficient to fund our activities during the coming year. The Company continues to try to leverage the value of its Envision common stock to obtain loans. However, due to the restriction placed on the stock and fluctuations and uncertainties surrounding the Envision stock, the Company has not been successful obtaining any type of financing. If we are unable to obtain financing through the use of the Envision common, we will be required to seek additional funding through the sale of its securities.

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

Item 7.   Financial Statements

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-17 of this report.

Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

         The following tables sets forth the names, ages, positions, and tenure of the directors and executive officers of the Company as March 31, 2000.

Name                   Age        Position                                 Director Since
-----------------    -------   ----------------------------------------    ---------------
Alan Rudd              48       CEO, President, Chairman of the Board      January 2000

John Zollinger         32       CTO, Vice President of Engineering,        October 1997
                                Director
Jerral Pulley          66       Director                                   August 1998-
                                                                           August 2000
Bryan Allen            33       Director                                   August 2000

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

JERRAL PULLEY, 66, served as a director at Sundog since between August 1998 and August 2000. Pulley brings substantial expertise in marketing and sales innovation to the Company's management team having held prior chief executive officer positions plus served as a senior executive for several nationally recognized companies, including Procter & Gamble, PepsiCo, Squibb, Ryder System, Hallmark and Borden. While executive vice president of a division of Squibb Corporation, he grew sales from $75 million to $500 million with a six-fold increase in pre-tax profits, reflecting his ability to identify core strengths and roadmap strategic paths to long-term growth.

For the past several years, Pulley has deployed his experience by managing and/or consulting with a variety of mid-level companies seeking to grow sales and improve profits, including First Scientific, providing topical antimicrobial and shin protection products to the Health Care Industry and as Executive Vice President of Marketing for Universal Broadband Networks, a provider of high speed DSL and telcom services, headquartered in Irvine, California.

Currently, Pulley serves as a member on several client boards and assists with their strategic, new product development and marketing/sales needs.

BRYAN ALLEN, 33, is outside counsel to Sundog and has served as director of Sundog since August 2000. Allen is of counsel at the law firm of Stoel Rives, L.P. in Salt Lake City, Utah, where he advises clients on corporate, securities, acquisition and other business matters. Allen received bachelors degrees, summa cum laude, from the University of Utah in Economics and Chinese Studies, received a masters degree in religion, cum laude, from the Yale Divinity School, and received his Juris Doctorate from Yale Law School.

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

Item 10.  Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, as well as all other executive officers of the Company whose aggregate compensation for the fiscal year ended March 31, 2000 exceeded $100,000 (collectively, the "Named Executive Officers"). Stephen Russell was the Chief Executive Officer of Sundog until August 1, 1999. Carl Steffens was the interim Chief Executive Officer of Sundog from August 1, 1999 until November of 1999. Upon his resignation, Mr. Rudd Was appointed to serve as Chief Executive Officer.

                  Annual Compensation           Long-Term Compensation
                  -------------------           ----------------------
                                                Awards         Payouts
                                                ------         -------
                                                Other
                                                Annual                   Resticted     Securities
 Name and Principal                     Salary  Bonus    Compensation      Stock       Underlying      LTIP Payouts     All Other
     Position                   Year     ($)     ($)         ($)         Award(s)($)     Options           ($)             ($)
------------------             ------   ------  -----    ------------    -----------   -----------     ------------     ---------
                                2000   56,250
Alan  Rudd,  CEO,   President            --       --          --             --            --              --               --
(from   Jan.   1,   2000   to   1999     --       --          --             --            **              --               --
present)                        1998     --       --          --             --            --              --               --

Carl  Steffens,  interim  CEO   2000   60,000     --          --             --                            --               --
(from   August   1,  1999  to   1999     --       --          --             --                            --               --
November 30, 1999)              1998     --       --          --             --         250,000            --               --

Stephen      Russell     CEO,   2000   41,583     --          --             --            --              --               --
President   (from   April  1,   1999   95,000     --          --             --            --              --               --
1999 to August 1, 1999          1998   46,667     --          --         1,540,000*        --              --               --

* In October, 1997, Arkona, LLC was consolidated with The Thorsden Group Ltd. to form Sundog. In such transaction the founders of Arkona, LLC were issued a substantial number of shares of Common Stock of Sundog. Mr. Russell received 1,540,000 shares of Common Stock in such transaction.

** Does not include  options to  purchase  Common  Stock  granted to Mr. Rudd by
Caldera  Holding   Company,   L.C.  See  "Certain   Relationships   And  Related
Transactions."

Option Grants in Last Fiscal Year

The following table sets forth-individual grants of options to acquire shares of Common Stock made by the Company to the Named Executive Officers during the fiscal year ended March 31, 2000.

                                                   Percent of Total
                                                  Options Granted to
                                                  Employees in Fiscal
          Name               Options Granted              Year              Exercise Price         Expiration Date
          ----               ---------------              ----              --------------         ---------------
Alan Rudd                          --*                     --                     Nil                    Nil

Carl Steffens                    250,000                 17.5%                   $.30                09/30/2002

Stephen Russell                    --                      --                     Nil                    Nil

* Does not  include  options to  purchase  Common  Stock  granted to Mr. Rudd by
Caldera  Holding   Company,   L.C.  See  "Certain   Relationships   And  Related
Transactions."

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth the aggregate value of unexercised options to acquire shares of Common Stock granted by the Company and held by the Named Executive Officers on March 31, 2000 and the value realized upon the exercise of options during the fiscal year ended March 31, 2000. Our Common Stock is not listed on an exchange or other quotations service, and accordingly, the Company cannot accurately determine the fair market value of a share of Common Stock as of the end of its most recent fiscal year.

For purposes of the following table, we have assumed that the fair market value of a share of Common Stock on March 31, 2000, the last day of our most recent fiscal year, was $1.00.

                                                                                            Value of Unexercised
                                                              Number of Unexercised       In-the-Money Options at FY
                      Shares Acquired    Value Realized     Options at FY End 2000(1)          End 2000 ($)(2)
    Name                on Exercise           ($)           Exercisable/Unexercisable     Exercisable/Unexercisable
    ----                -----------           ----          -------------------------     -------------------------
Alan Rudd                   --                 --                      Nil                           Nil*

Carl Steffens               --                 --                    250,000                       $175,000

Stephen Russell             --                 --                      Nil                           Nil

* Does not include options to purchase Common Stock granted to Mr. Rudd by Caldera Holding Company, L.C. See "Certain Relationships And Related Transactions."

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

Director Compensation

Currently, non-employee directors are not compensated. The Company may consider providing stock options and other incentive awards to directors in order to align their interests with the overall interests of the Company.

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


Name and Address of Beneficial Owner                               Beneficial Ownership as of July 15, 2000(1)
Directors and Named Executive Officers                             Number of Shares         Percentage of Class(2)
---------------------------------------------------                ----------------         ----------------------
Alan Rudd  (CEO, President, Director)
6769 Walker Mill Dr.
Salt Lake City, UT 84124                                           1,000,000(3)              4%

John Zollinger (CTO, V.P. of Engineer, Director)
11008 Shelwood Circle
South Jordan, UT 84095                                             1,050,000                 4.388%

Jerral Pulley (Director August 1998 - August 2000)
2566 Barcelona Drive
Sandy, UT  84093                                                   170,000(4)                *

Bryan Allen (Director)
2172 East Kensington Avenue
Salt Lake City, UT  84093                                          -0-                       *

Carl Steffens (Interim CEO Aug. - Nov. 1999)
1530 Tiptoe Lane
Los Altos, CA  94024                                               250,000(5)                *

Stephen Russell  (CEO Apr. - Aug. 1999)
134 Montelena Court
Mountain View, CA 94040                                            550,000                   2.298%
Principal Holders of Common Stock

Caldera Holdings LLC
36 South State St.
Suite 2000
Salt Lake City, UT 84111                                           7,523,000(6)              31.438%

John Blumenthal
4432 Emigration Canyon
Salt Lake City, UT 84108                                           2,156,000                 9.010%

All officers and directors as a group (9 persons)                  3,020,000(7)              11.9%

* Less than one percent
 ----------------------

(1) Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of July 15, 2000 has been calculated as though shares of Common Stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

(2) The percentage indicated represents the number of shares of Common Stock, warrants and options exercisable within 60 days held by the indicated shareholder divided by the sum of (a) the number of shares subject to options exercisable by such shareholder within 60 days and (b) 23,929,745, which is the number of shares of Common Stock issued and outstanding as of July 15, 2000.

(3) Includes 1,000,000 options to purchase Common Stock exercisable within 60 days of July 15, 2000 granted to Mr. Rudd by Caldera Holding Company, L.C. covering shares owned by certain founding shareholders of the Company. See "Certain Relationships And Related Transactions." Such 1,000,000 shares are also included in the shares beneficially owned by Caldera because, until the option is exercised or Caldera's agreement with the founding shareholders expires, Caldera retains dispositive power and voting power with respect to such shares.

(4) Includes 170,000 options to purchase Common Stock exercisable within 60 days of July 15, 2000.

(5) Includes 250,000 options to purchase Common Stock exercisable within 60 days of July 15, 2000.

(6) Caldera became beneficial owner of such shares pursuant to an agreement with certain founding shareholders of the Company described in this Proxy Statement under the heading "Certain Relationships And Related Transactions." Although Caldera does not have the right to receive any dividends or financial benefits associated with such shares, Caldera is considered the beneficial owner of the shares subject to its agreement with the founding shareholders because it has dispositive power and voting power with respect thereto.

(7) Includes 1,420,000 options to purchase Common Stock exercisable within 60 days of July 15, 2000.


Item 12.  Certain Relationships and Related Transactions

Certain founding shareholders, specifically, Marty Alfred, Bruce Baird, Jeffrey Barlow, John Blumenthal, Tim Kapp, Stephen Russell, Dave Valenti, Gary Wright, and John Zollinger obtained Common Stock in return for contributions and development of Sundog's predecessor, Arkona, L.L.C., which was subsequently merged into The Thorsden Group Ltd., and renamed Sundog Technologies, Inc. These founding shareholders received a total of 14,000,000 shares of Common Stock and then, collectively, entered into an agreement with Caldera Holding Company, L.C., wherein Caldera was given the right to grant derivative options to third parties with respect to 7,523,000 of such shares in order to encourage the development and increased productivity of Sundog. Holders of the shares underlying the derivative options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to its agreement with the founding shareholders so long as the agreement remains in place. The agreement expires upon the earlier of January 2003 and Caldera's award of the last of the derivative options., at which time voting power returns to the founding shareholders. As an inducement to the new management team of Sundog to join the Company, Caldera has granted the following officers the number of derivative options following each of their names: Alan Rudd (2,000,000), Steve Russo (150,000), Jeff Swain (100,000), and Art Dearing (100,000).

Bryan Allen, nominee for director, was formerly a partner at the law firm of Parr Waddoups Brown Gee & Loveless and recently became of counsel with the law firm of Stoel Rives, L.P. Mr. Allen provides legal services to Sundog when, if and as requested Sundog. During the first eight months of the 2000 calendar year, Parr Waddoups Brown Gee & Loveless billed Sundog for $26,192 in legal services and Stoel Rives billed Sundog for $0.00 in legal services.

Item 13.  Exhibits and Reports on Form 8-K

         (a)       Exhibits.

Exhibit
Number             Title of Document                                 Location
---------------    ----------------------------------------------    -------------------------------------
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

         (b)......Reports on Form 8-K

         We did not filed any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10KSB/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2000.

                                   Sundog Technologies, Inc.
                                   By: /s/   Alan S. Rudd
                                   ---------------------------------------------
                                             Alan S. Rudd
                                             President, Chief Executive Officer

                              ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A ("Amendment No. 1) has been signed by the following persons in the capacities and on the dates indicated.

Signature                       Title                                 Date

 /s/ Alan S. Rudd       President and Chief Executive         September 26, 2000
--------------------    Officer and Director (Principal
     Alan S. Rudd       Executive Officer)

 /s/ Stephen Russo      Chief Financial Officer               September 26, 2000
--------------------    (Principal Financial and
     Stephen Russo      Accounting Officer)

 /s/ Bryan Allen        Director                              September 26, 2000
--------------------
     Bryan Allen

 /s/ John Zollinger*    Director                              September 26, 2000
--------------------
     John Zollinger


* By:    /s/ Alan Rudd
         ---------------------------
         Alan Rudd, Attorney-in-Fact

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

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

                       [WITH INDEPENDENT AUDITORS' REPORT]













                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A DEVELOPMENT STAGE COMPANY]

                                TABLE OF CONTENTS

                                                                      Page

Independent Auditors' Report                                          1


Consolidated Balance Sheet -- March 31, 2000                          2


Consolidated  Statements of Operations  and  Comprehensive
Income for the years ended March 31, 2000 and 1999, and for
the period from inception [June 11, 1992] through March 31, 2000      3


Consolidated  Statement of  Stockholders'  Equity/(Deficit)  for
the period from inception [June 11, 1992] through March 31, 2000      4


Consolidated Statements of Cash Flows for the years ended
March 31, 2000 and 1999, and for the period from inception
[June 11, 1992] through March 31, 2000                                5


Notes to Consolidated Financial Statements                            6--14

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


                                                          /s/ MANTYLA McREYNOLDS
                                                          ----------------------
                                                              MANTYLA McREYNOLDS
Salt Lake City, Utah
June 12, 2000

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                           Consolidated Balance Sheet
                                 March 31, 2000

                                     ASSETS
Current Assets
  Cash & cash equivalents - Notes 1 & 2                                 $    489,297
  Marketable securities available for sale - Note 8                            3,360
  Prepaid expenses                                                            24,315
                                                                        ------------
                        Total Current Assets                                 516,972

Property and Equipment - Note 6
  Property and equipment                                                     339,012
  Less: Accumulated depreciation                                            (152,805)
                         Net Property and Equipment                             --
                                                                             186,207
Other Assets
  Deposits - Note 9                                                           16,618
  Other asset - Note 14                                                      920,811
  Intangible assets - Note 4                                                  45,270
                         Total Other Assets                                  982,699
                         TOTAL ASSETS                                   $  1,685,878
                         LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)   ============


Current Liabilities
   Accounts payable                                                     $    206,476
  Accrued liabilities                                                         73,902
  Deferred contract services                                                   1,500
  Current portion of capital leases - Note 5                                  15,556
  Net current liabilities of discontinued segment                            460,449
                                                                        ------------
                         Total Current Liabilities                           757,883
Long-Term Liabilities
   Capital leases payable - Note 5                                            30,544
  Less current portion of capital leases                                     (15,556)
  Net long-term liabilities of discontinued segment                          187,658
                                                                        ------------
                        Total Long-Term Liabilities                          202,646
                                                                        ------------
                             Total Liabilities                               960,529
Minority Interest in discontinued operations - Note 13                     1,338,429
Stockholders' Equity/(Deficit) - Notes 7, 8, 11 & 13
  Preferred stock -- 10,000,000 shares authorized, $.001 par value; no shares issued and outstanding
  Capital stock -- 50,000,000 shares authorized, $.001 par
    value; 23,825,521 shares issued and outstanding                           23,826
  Additional paid-in capital                                              14,147,648
  Unearned Compensation                                                   (5,443,750)
  Accumulated unrealized losses on investments                               (13,582)
  Deficit accumulated during the development stage                        (9,327,222)
                                                                        ------------
                   Total Stockholders' Equity/(Deficit)                     (613,080)
                                                                        ------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)         $  1,685,878
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

                                                              Year            Year            Period from
                                                             ended            ended       June 11,1992 Through
                                                            3/31/00          3/31/99             3/31/00

Revenues - Note 1                                            $     45,975    $     75,167    $    265,413
Operating Expenses
Cost of sales                                                      47,125          49,756          98,991

Research and development                                          597,774         856,111       1,739,245

Marketing, general and administrative                           1,849,283         838,672       3,267,008

Amortization of                                                 1,507,500            --         1,507,500
unearned compensation
                                                             ------------    ------------    ------------
Total Operating Expenses                                        4,001,682       1,744,539       6,612,744
                                                             ------------    ------------    ------------
Net Loss from Operations                                       (3,955,707)     (1,669,372)     (6,347,331)

Other Income/(Expense)

Interest income                                              $     38,208    $     46,767    $    105,819

Interest expense                                                   (6,202)         (6,684)        (16,086)

Other income                                                           19             270             289

Other expense                                                         -0-            (178)           (288)

Loss on sale of securities
available for sale                                                    -0-          (4,068)         (4,068)
                                                             ------------    ------------    ------------
Total Other Income/(Expense)                                       32,025          36,107          85,666
                                                             ------------    ------------    ------------
Net Loss From Continuing
Operations
                                                               (3,923,682)     (1,633,265)     (6,261,665)
Discontinued Operations: Note 14
Loss from discontinued operations                              (2,342,064)       (723,493)     (3,065,557)
                                                             ------------    ------------    ------------
Net Loss                                                     $ (6,265,746)   $ (2,356,758)   $ (9,327,222)
                                                             ------------    ------------    ------------
Other comprehensive income:
Unrealized holding gains(loss)                                        172         145,256         (13,582)
                                                             ------------    ------------    ------------
Comprehensive Income (Loss)                                    (6,265,574)     (2,211,502)     (9,340,804)
                                                             ============    ============    ============
Basic & Diluted Loss/share - Note 1
Continuing Operations
                                                             $      (0.17)   $      (0.08)   $      (0.87)
Discontinued Operations                                             (0.10)          (0.03)          (0.43)
                                                             ------------    ------------    ------------
Basic & Diluted Net Loss per share                                  (0.27)          (0.11)          (1.30)
                                                             ============    ============    ============
Weighted average number shares                                 23,089,178      20,922,574       7,201,019
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

                                                                                        Accum.                           Total
                                                                          Additnl.    Unrealized        Accum.        Stockholders'
                                            Shares         Common         Paid-In      Loss on        Loss Devel         Equity/
                                            Issued          Stock         Capital    Investments        Stage           (Deficit)
                                         ------------   ------------  ------------   ------------   -------------     --------------
Balance, June 11, 1992                              0    $         0   $         0   $          0   $           0     $           0

Issued common stock for cash through
March 31, 1993, $0.00125 per share            400,000            400           100       --              --                      50

Net loss for the year ended
March 31, 1993                                 --            --            --            --                  (269)             (269)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Balance, March 31, 1993                       400,000    $       400   $       100   $          0    $       (269)    $         231
                                         ------------   ------------  ------------   ------------    ------------     --------------
Capital contribution                           --            --                500       --              --                     500

Issued shares in Private Placement             24,500             25           221       --              --                     246
for cash, $0.01 per share

Net loss for the year ended
March 31, 1994                                 --            --           --             --                  (221)             (221)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Balance, March 31, 1994                       424,500   $        425  $        821   $          0    $       (490)    $         756
                                         ------------   ------------  ------------   ------------    ------------     --------------
Net loss for the year ended
March 31, 1995                                 --            --           --             --                (2,262)           (2,262)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Balance, March 31, 1995                       424,500    $       425   $       821   $          0    $     (2,752)    $      (1,506)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Net loss for the year ended
March 31, 1996                                --             --           --             --                (1,078)           (1,078)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Balance, March 31, 1996                       424,500    $       425   $       821   $          0    $     (3,830)    $      (2,584)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Net loss for the year ended
March 31, 1997                                --             --           --             --               (64,706)          (64,706)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Balance, March 31, 1997                       424,500    $       425   $       821   $          0    $    (68,536)    $     (67,290)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Issued stock for assets as part of
Arkona merger, $0.001 per share            15,575,500         15,575      --            --               --                  15,575
Issued shares in Private Placement

for cash and securities, $0.48 per          4,000,000          4,000     1,926,486      --               --               1,930,486
share

Issued shares in Private Placement
for cash                                      132,500            133       264,867      --               --                 265,000

Adjustment for unrealized loss on
investments                                   --            --            --             (159,010)       --                (159,010)

Net loss for the year ended
March 31, 1998                                --            --            --            --               (636,180)         (636,180)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Balance, March 31, 1998                    20,132,500    $    20,133   $ 2,192,174   $   (159,010)   $   (704,716)    $   1,348,581
                                         ------------   ------------  ------------   ------------    ------------     --------------

Issued shares in Private Placement
for cash, $1.40 per share                   2,397,601          2,397     3,365,352      --               --               3,367,749

Adjustment to unrealized loss on
investments                                   --            --            --              145,256        --                 145,256

Net loss for the year ended
March 31, 1999                                --            --            --            --             (2,356,758)       (2,356,758)
                                         ------------   ------------  ------------   ------------    ------------     --------------
Balance, March 31, 1999                    22,530,101 $       22,53 $    5,557,526   $    (13,754)  $  (3,061,474)    $   2,504,828
                                         ------------   ------------  ------------   ------------    ------------     --------------

                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
            Consolidated Statement of Stockholders' Equity/(Deficit)
      For the Period from Inception [June 11, 1992] through March 31, 2000

                                                                               Accum.                                    Total
                                                                Additnl.    Unrealized      Unearned    Accum. Loss   Stckhldrs'
                                     Shares       Common        Paid-In      Loss on         Compen-    Devel Stage     Equity/
                                     Issued        Stock        Capital     Investment       sation                     Deficit
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1999            22,530,101   $    22,530   $ 5,557,526   ($   13,754)            0   ($3,061,474)  $ 2,504,828
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Issued shares in Private
Placement for cash, $1.50 per         107,668           108       161,392          --            --            --         161,500
share

Exercise of A & B warrants for-
cash, $2.00 per share (3/98            42,867            43        85,691          --            --            --          85,734
PPM)

Exercise of A & B warrants for
cash, $0.95 per share (October
offer)                                855,718           856       812,077          --            --            --         812,933

Exercise of B warrants for
cash, $3.00 per share (3/98PPM)
                                        1,667             2         4,999          --            --            --           5,001
Issued shares in Private
Placement (2000) for cash,
$2.00 per share                       287,500           287       574,713          --            --            --         575,000

Adjustment to unrealized loss
on investments                           --            --            --             172          --            --             172

Adjustment to record options
granted                                  --            --       6,951,250          --      (6,951,250)         --             -0-

Compensation expense for stock
options granted                          --            --            --            --       1,507,500          --       1,507,500

Net loss for the year ended
March 31, 2000                           --            --            --            --            --      (6,265,748)   (6,265,748)
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2000            23,825,521   $    23,826   $14,147,648   ($   13,582)  ($5,443,750)  ($9,327,222)  ($  613,080)
                                  ===========   ===========   ===========   ===========   ===========   ===========   ===========


                 See accompanying notes to financial statements

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
            Consolidated Statement of Stockholders' Equity/(Deficit)
      For the Period from Inception [June 11, 1992] through March 31, 2000

                                                                               Accum.                                    Total
                                                                Additnl.    Unrealized      Unearned    Accum. Loss   Stckhldrs'
                                     Shares       Common        Paid-In      Loss on         Compen-    Devel Stage     Equity/
                                     Issued        Stock        Capital     Investment       sation                     Deficit
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1999            22,530,101   $    22,530   $ 5,557,526   ($   13,754)            0   ($3,061,474)  $ 2,504,828
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Issued shares in Private
Placement for cash, $1.50 per         107,668           108       161,392          --            --            --         161,500
share

Exercise of A & B warrants for-
cash, $2.00 per share (3/98            42,867            43        85,691          --            --            --          85,734
PPM)

Exercise of A & B warrants for
cash, $0.95 per share (October
offer)                                855,718           856       812,077          --            --            --         812,933

Exercise of B warrants for
cash, $3.00 per share (3/98PPM)
                                        1,667             2         4,999          --            --            --           5,001
Issued shares in Private
Placement (2000) for cash,
$2.00 per share                       287,500           287       574,713          --            --            --         575,000

Adjustment to unrealized loss
on investments                           --            --            --             172          --            --             172

Adjustment to record options
granted                                  --            --       6,951,250          --      (6,951,250)         --             -0-

Compensation expense for stock
options granted                          --            --            --            --       1,507,500          --       1,507,500

Net loss for the year ended
March 31, 2000                           --            --            --            --            --      (6,265,748)   (6,265,748)
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2000            23,825,521   $    23,826   $14,147,648   ($   13,582)  ($5,443,750)  ($9,327,222)  ($  613,080)
                                  ===========   ===========   ===========   ===========   ===========   ===========   ===========

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

                                                                                            Period from
                                                              Year ended     Year ended       6/11/92
                                                               3/31/00         3/31/99      to 3/31/00
                                                              -----------    -----------    -----------
Cash Flows from Operating Activities
Net Loss                                                      $(6,265,748)   $(2,356,758)   $(9,327,222)
Minority interest net loss                                       (612,635)             0       (612,635)
Adjustments to reconcile net income to net cash provided by          --                0           --
operating activities:
    Depreciation and amortization                                 172,485         45,758        224,661
    Amortization of stock options                               1,954,808              0      1,954,808
    Recorded gain on disposal of segment                         (920,811)             0       (920,811)
    Decrease/(increase) in accounts receivable                     51,200        (42,887)             0
    Increase/(decrease) in accounts payable                       342,736         47,460        483,484
    Increase/(decrease) in other current liabilities               40,903          4,894        116,725
    Increase/(decrease) in deferred income                          1,500        (10,417)         1,500
    Decrease in prepaid expenses                                    1,235        (25,550)       (24,315)
                                                              -----------    -----------    -----------
          Net Cash Used for Operating Activities               (5,234,327)    (2,337,500)    (8,103,805)
Cash Flows from Investing Activities
  Long-term security deposits                                      52,158          1,641        (53,447)
  Sale of Marketable Securities                                      --          823,668        823,668
  Patent costs                                                   (127,933)       (38,249)      (187,916)
  Proceeds from sale of minority interest                       1,503,756           --        1,503,756
  Capital expenditures                                           (263,300)      (181,337)      (643,736)
                                                              -----------    -----------    -----------
          Net Cash Used for Investing Activities                1,164,681        605,723      1,442,325
Cash Flows from Financing Activities
  Bank overdraft in discontinued operation                        140,619           --          140,619
  Financing on equipment purchases                                (37,464)        11,036         30,544
  Proceeds from issuance of common shares                       1,640,168      3,367,749      6,378,614
  Proceeds from borrowing (Qui Vive, Inc.)                        600,000           --          600,000
  Cash contribution                                                  --             --            1,000
                                                              -----------    -----------    -----------
         Net Cash Provided by Financing Activities              2,343,323      3,378,785      7,150,777
                                                              -----------    -----------    -----------
              Net Increase/(Decrease) in Cash                  (1,726,323)     1,647,008        489,297
Beginning Cash Balance                                          2,215,620        568,612            -0-
                                                              -----------    -----------    -----------
Ending Cash Balance                                           $   489,297      2,215,620    $   489,297
                                                              ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                      $     6,202          6,684    $    16,086
  Cash paid during the year for income/franchise taxes        $       134            -0-    $       134
Noncash Financing Activities:
  Issued stock for marketable securities                      $       -0-            -0-    $   840,610

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

Note 1            Organization    and   Summary   of   Significant    Accounting
                  --------------------------------------------------------------
                  Policies[continued]
                  -------------------

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

                  Description                                                   Tax             Rate
                  -----------                                                   ---             ----
                     Net operating loss (expires thru 2020)   $7,819,722        $3,049,692       39%
                     Stock compensation                        1,507,500           587,925       39%
                     Valuation allowance                                        (3,637,617)
                                                                           -----------------
                          Deferred tax asset 3/31/2000                                  $0

                  The allowance has increased $2,443,642 from $1,193,975 as of March 31, 1999. For the years ending March 31, 2000 and 1999 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Currently, there is no reasonable assurance that the Company will be able to take advantage of deferred tax assets, thus, an offsetting allowance has been established for the deferred asset.

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

Note 5            Leases
                  ------

                  The   Company   has   various    capital   lease    agreements
                  collateralized with property and equipment as of March 31, 2000. These leases bear interest at 12% and have remaining terms of one to four years. Future minimum lease payments are as follows:

                                                 Minimum
                   Year Ending               Lease Payments         Principal        Interest
                  -----------            --------------------- ---------------- -----------------
                   3/31/2001             $             18,244   $       15,556   $         2,688
                   3/31/2002                            7,743            7,093               650
                   3/31/2003                            5,731            5,578               153
                   3/31/2004                            2,221            2,117               104
                                          --------------------- ---------------- -----------------
                     Total               $             33,939   $       30,344   $         3,595
                                         ===================== ================  =================

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]

                  The Company has operating leases for its office facilities which expire at various times through June 2005.

                                                            Minimum
                             Year Ending                 Lease Payments
                            -----------             -----------------------
                             3/31/2001              $             167,400

                             3/31/2002                             161,935

                             3/31/2003                             166,105

                             3/31/2004                             179,310

                      3/31/2005 and thereafter                     183,480
                                                     -----------------------
                                Total                $             858,230
                                                    =======================

                  Rent expense during the current year was $84,062 for 2000 and $44,980 for 1999.

Note 6            Property and Equipment
                  ----------------------

                  Property and equipment are summarized by major classifications as follows:


                                                            Accumulated
                                            Acquisition     Amortization/      Net Book
                                               Cost         Depreciation         Value
                                          ---------------- --------------- ---------------
                  Office Furniture       $       50,455   $       7,664   $       42,791
                  Computer Software               57,164          33,510          23,654
                  Computer Equipment             231,393         111,631         119,762
                                          ---------------- --------------- ---------------
                               Total     $      339,012   $     152,805   $      186,207
                                         ================= =============== ===============

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

                                          2000                                   1999
                                         -------------------------------------  -------------------------------
                                                              Weighted average                 Weighted average
                                            Shares             exercise price        Shares     exercise price
                                         ----------------     ----------------  -------------  ----------------
Outstanding, beginning number                 1,060,000       $         0.50        340,000    $         0.50
Granted                                       1,740,000                 0.84        780,000              0.50
Exercised                                             0                 0.00              0              0.00
Forfeited/Cancelled                           (295,000)                 0.84       (60,000)              0.50
                                         ----------------     ----------------  -------------  ----------------
Outstanding at end of period                  2,505,000       $         0.70      1,060,000    $         0.50
                                         ================     ================  =============  ================
Options exercisable at end of period          1,062,500       $         0.90        135,000    $         0.50

                  Information on stock options outstanding at March 31, 2000 is summarized as follows:


                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]


                         Options Outstanding                                      Options Exercisable
                         -----------------------------------------------------    ------------------------------------
                                                   Weighted
                                                    Average          Weighted                               Weighted
                                                   Remaining          Average                                Average
                 Range of        Number           Contractual        Exercise          Number                Exercise
             exercise prices   Outstanding           Life             Price         Exercisable               Price
             ---------------   -----------           ----             -----         -----------               -----
                 $0.30           850,000           58 months                                  0
                 $0.50           985,000            5 months                            642,500
                 $1.50           660,000           37 months                            410,000
                 $2.00            10,000            9 months                             10,000
                          ---------------                                        ---------------
                               2,505,000           32 months           $0.70          1,062,500                $0.90

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

Note 14           Subsequent Events/Discontinued Operation (continued)
                  ----------------------------------------------------

                  will recognize a gain on the transaction in April 2000 when it was finalized. As of March 31, 2000, the Company has recorded an asset of $920,811, which represents the recovery of recorded losses on the disposal of Qui Vive through the closing date. Any additional gain will be recorded when realized. The net liabilities being disposed are composed of the following:

                  Description                         Balance         Description                        Balance
                   --------------------------------------------        -------------------------------------------
                  Bank overdraft                    (140,620)         Net property                      235,591
                  Current liabilities               (319,831)         Note payable                     (600,000)
                                                                      Deposits & Intangibles            176,751
                                             ------------------                                  -----------------
                    Net current liabilities        ($460,451)         Net long-term liabilities       ($187,658)
                                             ==================                                  =================


                  The following pro forma balance sheet and income statement show the Company's financial statements as if the transaction had closed on March 31, 2000.

                  Pro Forma Balance Sheet as of March 31, 2000
                  --------------------------------------------

                                                 ASSETS

                  Current Assets                                                         $   516,972
                                                                                         -----------

                                        Total Current Assets                                 516,972

                  Property & Equipment                                                       186,207
                                                                                         -----------

                                     Total Property & Equipment                              186,207

                  Marketable securities available for sale (restricted until Oct 2001)    37,300,000

                  Other Assets                                                                61,888
                                                                                         -----------

                                         Total Other Assets                               37,361,888
                                                                                         -----------

                                            TOTAL ASSETS                                 $38,065,067
                                                                                         ===========

                   LIABILITIES & STOCKHOLDERS' EQUITYCurrent Liabilities
                                                                                         $   297,434
                                                                                         -----------

                                       Total Current Liabilities                             297,434

                   Deferred tax liablity                                                  14,187,884

                   Long-Term Liabilities                                                      14,988
                                                                                         -----------

                                      Total Long-Term Liabilities                         14,202,872
                                                                                         -----------

                                           Total Liabilities                              14,500,306

                   Stockholders' Equity                                                   23,564,761
                                                                                         -----------

                                      Total Stockholders' Equity                          23,564,761
                                                                                         -----------
                               TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $38,065,067
                                                                                         ===========

                            SUNDOG TECHNOLOGIES, INC.
                   Including the accounts of its subsidiaries
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 March 31, 2000
                                   [continued]

Note 14           Subsequent Events/Discontinued Operation (continued)
                  ----------------------------------------------------

                  Pro Forma Income Statement for the year ended March 31, 2000
                  ------------------------------------------------------------

                  Revenue                                 $     45,975

                  Total operating expenses                  (3,076,682)

                  Net other income or expense                   32,025
                                                          ------------

                  Net Loss from continuing operations       (2,998,682)

                  Discontinued Operations

                      Loss from discontinued operations     (2,342,064)

                      Gain on disposal of segment           22,191,305
                                                          ------------

                  Net Income                                16,850,559
                                                          ============


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

Note 17           Related Party/Stock Options
                  ---------------------------

                  Certain founding shareholders of the Company have entered into an agreement with a third party, Caldera Holding Company, L.C., through which these shareholders have pooled personally held stock of the Company for the purpose of granting options to third parties. Through March 31, 2000, 2,475,000 options were granted to key individuals to encourage the development and increased productivity of Sundog. The intrinsic value to the Company related to granting these options is $1.85 per share or $4,578,750. As of March 31, 2000, 500,000 options had vested, thus, the Company has recognized $925,000 in the current period. The remaining compensation expense has been deferred and will be recognized over the vesting period, which runs through September 2001.