Form 10QSB
period 2000-09-30
SUNDOG TECHNOLOGIES INC
filed 2000-11-14
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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


                            The Thorsden Group, Ltd.
                            ------------------------
                     (Former name of small business issuer)


             Delaware                                       33-0611746
             --------                                       ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)




                      10542 South Jordan Gateway, Suite 200
                            South Jordan, Utah 84095

              (Address of principal executive offices and Zip Code)

                                 (801) 501-7100

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

As of September 30, 2000, there were issued and outstanding 23,959,745 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):       Yes [ ]  No [X]

                                TABLE OF CONTENTS

Part I.  Financial Information................................................3

         Item 1.  Financial Statements........................................3

         Item 2.  Management's Discussion and Analysis or Plan of Operation...8



Part II. Other Information...................................................20

         Item 2.  Changes in Securities and Use of Proceeds..................20

         Item 5.  Other Matters..............................................20

         Item 6.  Exhibits and Reports on Form 8-K6..........................21

                                     PART I

ITEM 1--FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

                                                           September 30     March 31
                                                              2000            2000
                                                           -----------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents                               70,373        489,297
        Marketable Securities                                    1,410          3,360
        Accounts Receivable                                     72,198             --
        Prepaid Expenses                                        19,000          9,512
        Inventory                                               19,603         14,803
                                                           -----------    -----------
    Total Current Assets                                       182,584        516,972
                                                           -----------    -----------
    Equipment                                                  418,989        339,012
        Less: Accumulated Depreciation                        (222,242)      (152,805)
                                                           -----------    -----------
    Equipment, Net                                             196,747        186,207
                                                           -----------    -----------
    Other Assets
        Deposits                                                16,618         16,618
        Investment in Qui Vive                                      --        920,811
        Marketable Securities                               16,412,000             --
        Intangible Assets, net amortization                     45,991         45,270
                                                           -----------    -----------
    Total Other Assets                                      16,474,609        982,699
                                                           -----------    -----------
TOTAL ASSETS                                                16,853,940      1,685,878
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                                     1,176,635        206,477
        Accrued Liabilities                                     68,495         73,902
        Loan from officer                                      100,000             --
        Deferred Income on Maintenance Contracts                   750          1,500
        Deferred Tax Liability                              11,806,131             --
        Current Portion of Capital Leases                        9,652         15,555
        Net current liabilities of discontinued segment             --        460,449
                                                           -----------    -----------
    Total Current Liabilities                                6,976,279        757,883
       Capital Lease Obligations, net of current portion        12,108         14,988
       Net long-term liabilities of discontinued segment            --        187,658
                                                           -----------    -----------
Total Liabilities                                            6,988,387        960,529
Minority interest in discontinued operations                        --      1,338,429
Stockholders' Equity
    Common Stock                                                23,960         23,826
    Additional paid in Capital                              15,109,041     14,147,648
    Unearned Compensation                                   (5,113,750)    (5,443,750)
    Accumulated unrealized loss on investment
        securities available for sale                      (15,875,492)       (13,582)
    Retained Earnings (Deficit)                              9,536,410     (9,327,222)
                                                           -----------    -----------
Total Stockholders' Equity                                   9,865,553       (613,080)
                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  16,853,940      1,685,878
                                                           ===========    ===========



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations


                                                   Six Months Ended             Three Months Ended        From Inception
                                                                                                          June 11, 1992
                                             Sept 30, 2000  Sept 30, 1999  Sept 30, 2000  Sept 30, 1999  to Sept 30, 2000
                                              -----------    -----------    -----------    -----------    -----------
Net Revenues                                       72,133         16,197         29,932         10,508        337,546

Costs and Expenses:
  Cost of Sales                                     3,352         25,700          1,673         14,158        102,343
  Research and Development                        285,144      1,053,036        144,721        498,091      2,024,389
  Marketing, Admin & Sales                      1,514,952      1,410,723        746,120        710,971      4,781,960
  Recog. of deferred compensation                 925,000           --             --             --        2,432,500
                                              -----------    -----------    -----------    -----------    -----------
Operating Costs and Expenses                    2,728,448      2,489,459        892,514      1,223,220      9,341,192
                                              -----------    -----------    -----------    -----------    -----------

Operating (Loss)                               (2,656,315)    (2,473,262)      (862,582)    (1,212,712)    (9,003,646)

  Gain on disposal of segment                  21,531,554           --             --             --       21,531,554
  Loss from discontinued operations            (3,065,557)
  Interest Income                                   4,299         27,555            190          7,445        110,118
  Interest Expense                                (15,753)        (3,778)       (14,866)        (1,725)       (31,839)
  Other Expense                                      (152)          --             (152)          --             (440)
  Other Income                                       --             --             --             --              289
  Loss on sale of securities avail for sale          --             --             --             --           (4,068)
                                              -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                              18,863,633     (2,449,485)      (877,410)    (1,206,992)     9,536,411
                                              ===========    ===========    ===========    ===========    ===========

Basic Net Income (Loss) per share                    0.79         (0.109)         (0.04)        (0.054)          --
                                              -----------    -----------    -----------    -----------    -----------
Weighted average number
Of Shares Outstanding                          23,919,201     22,560,234     23,919,201     22,560,234           --
                                              -----------    -----------    -----------    -----------    -----------
Diluted Net Income
(Loss) per share                                     0.76             --          (0.04)            --           --
                                              -----------    -----------    -----------    -----------    -----------

Weighted average
  diluted shares                               24,785,451             --     24,785,451             --           --
                                              -----------    -----------    -----------    -----------    -----------




       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                             Six Months Ended            Three Months Ended
                                                                  30-Sep                       30-Sep
                                                           2000           1999          2000            1999
                                                       -----------    -----------    -----------    -----------
Cash Flows (used by) Operating Activities:
    Net (Loss)                                          18,863,633     (2,449,485)      (877,410)    (1,206,992)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                       72,923         42,210         38,136         23,151
    Changes in Assets and Liabilities:
        Gain on disposal of segment                    (21,531,554)          --             --             --
        Compensation from option grants                    925,000           --             --             --
        Changes is assets and liabilities:
             Accounts Receivable                           (72,198)        46,954        (29,833)         1,498
             Prepaid Expenses                               (9,488)        (9,344)         9,793         14,645
             Inventory                                      (4,800)          --            2,564           --
             Accounts Payable                              870,158         13,306        747,644        (13,610)
             Accrued Liabilities                            (6,156)        88,030          8,950         86,820
                                                       -----------    -----------    -----------    -----------
Net Cash (Used By) Operating Activities                   (892,482)    (2,268,329)      (100,156)    (1,094,488)
                                                       -----------    -----------    -----------    -----------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                 (79,977)       (93,289)        (8,904)       (11,470)
    Lease Deposits                                            --           (2,742)          --           (1,379)
    Patent Costs                                            (4,207)       (20,654)        (3,569)       (10,315)
                                                       -----------    -----------    -----------    -----------
Net Cash Used for Investing Activities                     (84,184)      (116,685)       (12,473)       (23,164)
                                                       -----------    -----------    -----------    -----------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock                 466,526        254,834        115,000         60,000
    Loan from officer                                      100,000           --           50,000           --
    Increase in Lease Obligations                           (8,784)       (23,263)        (4,555)       (11,796)
                                                       -----------    -----------    -----------    -----------
Net Cash Provided By Financing Activities                  557,742        231,571        160,445         48,204
                                                       -----------    -----------    -----------    -----------

                                                       -----------    -----------    -----------    -----------
Net Increase/(Decrease) in Cash and Cash Equivalents      (418,924)    (2,153,443)        47,816     (1,069,448)
                                                       -----------    -----------    -----------    -----------

Beginning Cash Balance                                     489,297      2,215,620         22,557      1,131,625

                                                       -----------    -----------    -----------    -----------
Ending Cash Balance                                         70,373         62,177         70,373         62,177
                                                       ===========    ===========    ===========    ===========



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

Note 3  Equity

During the six months ended September 30, 2000, the Company issued 198,263 shares of common stock at an average price of $1.77 per share, as follows:
75,000 were issued for cash, 93,263 were issued in connection with warrant exercises, and 30,000 were issued in connection with option exercises.

Note 4  Sale of Qui Vive

On March 31, 2000, the Company entered into an Amended and Restated Acquisition Agreement (the "Acquisition Agreement") with Envision, QV Acquisition Co., and Rock Mountain Ventures Fund, LP. Pursuant to the Acquisition Agreement, on April 7, 2000, we transferred to Envision all of our interest in QV in exchange for 1,492,000 shares of Envision common stock. These shares are subject to a contractual covenant prohibiting the sale of such stock in the open market until after October 7, 2001. We are permitted to sell such shares in large blocks in privately negotiated transactions. However, because any acquirer must take such shares subject to the prohibition on sale until after October 7, 2001, we expect interest in acquiring our Envision shares to be limited and that the purchase and sale price in any such transaction would be at a significant discount from current market prices. Even after all contractual restrictions on the sale of our shares of Envision common stock have expired, such shares may continue to be "control securities" and may not be resold except pursuant to an effective registration statement or pursuant to the so-called "leak out" provisions of Rule 144 promulgated under the Securities Act.

                            SUNDOG TECHNOLOGIES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

Note 5  Investment in Envision Development Corporation

On April 7, 2000, Envision's common stock had a market value of $66.25 per share as quoted by the American Stock Exchange. Due to the following factors, the value of Envision's common stock has been discounted to a price of $21.63 per share in order to more accurately reflect the value of the transaction described in note 4 above.

Sundog contractually agreed to an 18 month lock out on the stock it received. Therefore, the Envision Development common stock can not be sold in the public market until after October 7, 2001.

Envision Development common stock has experienced extreme volatility. The quoted price was $20.50 in January 2000, rising to a high of $72 on May 3, 2000 and then dropping to $11 by September 30, 2000.

The Company owns a large block of Envision's common stock with its ownership percentage at approximately 19%.

In addition to the Company owning a large block, the trading volume of Envision common stock traded is very low.

The Company received minimal registration rights. The Company has been granted piggy-back rights on only 20 percent of it's holding.

On the day the Company signed the letter of intent to the sale of Qui Vive, the value of Envision's stock was $21.63 per share.

Taking these factors into consideration, and based upon consultation with appraisal advisiors, management believes that a $21.63 per share value most fairly reflects the value of the transaction.

As of September 30, 2000 Envision Development's stock price had dropped to $11.00 per share. Therefore an appropriate adjustment to the value of the stock on the Company's balance sheet has been made to reflect the drop in value. As of the filing date of this quarterly report, the value of Envision's common stock had dropped to $2.56 per share.

Use of Our Shares of Envision common stock.

In the near-term, we intend to use our shares of Envision common stock to help fund our operations. In light of the restrictions on resale imposed by the securities laws and the contractual restriction prohibiting the sale of our shares of Envision common stock on an exchange until after October 7, 2001, we do not intend to sell our shares of Envision common stock in the market.

The Company intended to use the Envision common stock as collateral in obtaining a loan. We would expect to repay such loan with proceeds from the sale of the Envision common stock when the restriction period has passed. However, to date, despite having obtained written commitments from various parties to provide financing using the Envision common stock as collateral, the Company has not been able to consummate any such transaction, primarily due to the volatility in the price of the Envision stock and the uncertainties surrounding the Envision as a company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

Sundog Technologies, Inc. ("we," "Sundog" or the "Company") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Sundog was formerly known as The Thorsden Group, Ltd, and changed its name to "Sundog Technologies, Inc." in April 1999. In October 1997, we acquired Arkona, Inc., a Utah corporation ("Arkona"), through a wholly owned subsidiary corporation. Arkona is continuing its business of developing, marketing and selling software products for use in portable and distributed network computing. Unless otherwise required by the context, references to "we," "Sundog" or the "Company" in this Report include Sundog and Arkona.

On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. ("QV"). QV is engaged in the development of e-mail security software. On April 7, 2000, we sold our interest in QV to Envision Development Corporation, a Florida corporation ("Envision") in exchange for 1,492,500 shares of Envision common stock.

Recent Events

       Ensign Acquisition. As discussed in "Item 5. Other Events," on November 9, 2000, the Company issued 3,000,000 shares of its common stock in exchange for substantially all of the assets of Ensign Information Systems, a Utah-based developer of hosted business processes applications for the automotive dealership market ("Ensign"). Ensign's principal product is a non-proprietary, modular software solution that helps integrate all of a company's critical business functions, such as finance, accounting, sales, service, portfolio management and human resources. Ensign's product is offered as a shrink-wrapped license or as an ASP service, utilizing IBM as the platform provider. The Ensign solution is integrated with a real-time retail Web presence and an e-business solution on both fronts--retail and B2B.

We believe that this acquisition brings to Sundog an expanded customer base and highly skilled technical people that can continue to keep our products on the cutting edge of technology. We hope to set new standards by offering solutions that combine the capabilities of both Sundog's Universal Update(TM) product line and Ensign's back office software to create applications that mobilize the workforce with the information they need to be more competitive using handheld devices. We also hope to expand Ensign's ASP model to a broader base of clients who need to integrate their business but previously could not afford to do so.

       Repurchase of Shares. In addition, in order to facilitate the acquisition of Ensign, the Company re-purchased 987,500 shares of its common stock from certain key shareholders at the purchase price of $0.01 per share. In addition, the Company expects key shareholders to re-sell an additional 2,400,000 shares of Company common stock to the Company at a price of $.01 per share. As a result of such repurchases, the Ensign acquisition probably will not be dilutive to existing shareholders.

Results of Operations-- Three Months and Six Months Ended September 30, 2000 and 1999

Revenues for the quarter ended September 30, 2000 were $29,932 compared to $10,508 for the quarter ended September 30, 1999. Revenues for the six months ended September 30, 2000 were $72,133 compared to $16,197 for the same period in 1999. The increase in revenue is due to increased sales of Universal Update, the Company's data base product. Operating expenses totaled $892,514 in the quarter ended June 30, 2000 compared to $1,223,220 for the same period in 1999. Operating expenses for the six months ended September 30, 2000 totaled $2,728,448 compared to $2,489,459 for the same period in 1999. Operating expenses for the six months ended September 30, 2000 included $285,144 for research and development, $1,514,952 for selling, general and administrative expenses and $925,000 for deferred compensation. This compares to $1,053,036, for research and development expenses, $1,410,723 for selling, general and administrative expenses and no deferred compensation for the same period in 1999. The increased expenses in 2000 are due primarily to deferred compensation associated with options granted at an exercise price below fair market value and costs for the promotion of the Company's data-base product. The Company expects expenditures to increase in all areas of its business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital.

The Company had $190 in interest income during the quarter ended September 30, 2000, compared to $7,445 for the same period in 1999. For the six months ended September 30, 2000 the Company had $4,299 in interest income as compared to $27,555 for the same period in 1999. The decrease in interest income is due to decreased cash balances maintained by the Company in banks. The net loss for the Quarter ended September 30, 2000 was ($877,410) or $.04 per share, compared to a loss of ($1,242,493) or ($.06) per share for the same quarter in 1999. The decrease in the loss was due to a decrease in operating expenses. For the six months ended September 30, 2000 net income was $18,863,633 or $.76 per share as compared to a loss of ($2,449,485) or ($.11) per share for the same period in 1999. Net income for the six months ended September 30, 2000 is attributable to the shares of Envision common stock received in connection with the sale of the Company's interest in QV on April 7, 2000. The shares of Envision common stock received by the Company in such transaction are subject to significant resale restrictions. In addition, the market price for such shares is volatile and has declined substantially during the last six months.

When options are granted below the market value, the Company records deferred compensation in the equity section of its balance sheet. As the options vest the Company recognizes the compensation expense. Deferred compensation for the quarter ended September 30, 2000 was $62,500 due to 50,000 options granted below market value. There was no amortization of deferred compensation expense recognized for options that vested during the quarter due to the fact that no options vested during the quarter.

The primary marketing focus for the quarter continued to be establishing the Company's identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash and cash equivalents of $70,373, as compared to cash and cash equivalents of $489,297 as of March 31, 2000. As of September 30, 2000 and November 14, 2000, the Company did not have working capital sufficient to meet its short term obligations.

The Company has attempted to use its shares of Envision common stock as collateral in obtaining a loan. We would repay such loan with proceeds from the sale of the Envision common stock when the restriction period has passed. To date, however, despite having obtained written commitments from various parties to provide financing using the Envision common stock as collateral, the Company has been unable to consummate any such transaction, primarily due to the volatility in the price of the Envision stock and the uncertainties surrounding Envision as a company. We do not presently believe that we will be able to use the Envision shares directly or indirectly to obtain any capital, at least until the restrictions on transfer are terminated in October 2001. The Company expects its revenues to increase as a result of its acquisition of the assets of Ensign Information Systems. Nonetheless, it is unlikely that such anticipated increase in revenues will be sufficient to fund the Company's ongoing operations. The Company will need to raise additional funds to fund our rapid expansion, to develop new or enhance existing services or products or to respond to competitive pressures. The Company cannot provide assurance that additional financing will be available on terms favorable to it, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its marketing and planned product development programs or otherwise respond to competitive pressures would be limited.

The Company holds marketable securities available for sale at September 30, 2000. Although the Company does not intend to engage in the business of investing in or buying and selling securities of other companies, these securities were received as partial consideration in connection with the sale of the Company's common stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas, Inc. ("EUGS"). At September 29, 2000, the closing sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.46 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize values similar to those shown above.

On April 7, 2000, the Company transferred to Envision all of its interest in QV in exchange for 1,219,500 shares of common stock of Envision Development Corporation (AMEX: EDV) delivered at closing and an agreement by Envision to issue to Sundog another 272,500 shares of Envision common stock within 2 business days of the approval of such issuance by its shareholders. On September 30, 2000, the price of Envision Development shares as quoted on the American Stock Exchange was $11.00 per share. Shares of Envision Common Stock have recently been delisted from the American Stock Exchange but are expected to be traded on the NASDAQ OTC Bulletin Board under the symbol EDVC in near future.

The 1,219,500 shares of Envision common stock we presently own, and the 272,500 shares of Envision common stock we expect to acquire, are subject to a contractual covenant prohibiting sale of such stock in the open market until after October 7, 2001. Even after all contractual restrictions on the sale of our shares of Envision common stock have expired, such shares may continue to be "control securities" and may not be resold except pursuant to an effective registration statement or pursuant to the so-called "leak out" provisions of Rule 144 promulgated under the Securities Act. The recent delisting of shares of Envision common stock from the American Stock Exchange, the precipitous decline of the price of the Envision common stock and the low trading volume of such stock may have an adverse effect on the Company's ability to liquidate its remaining holdings after all contractual and other restrictions on trading have been removed.

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

The Company is in the development stage and has a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. Our operations to this point have been limited to developing software, making initial sales under contracts with two customers and obtaining financing for our operations. As a result of the increase in operating expenses caused by recent hiring of a sales force, operating results may be adversely affected if significant sales do not materialize in the near-term. We can provide no assurance that we will be able to generate significant sales in the near-term or the long-term.

We have incurred substantial losses since our inception, expect to continue to incur losses and may never be profitable.

We have incurred operating losses each year since our inception in 1992. However, as of September 30, 2000, the Company had accumulated retained earnings of approximately $9,865,553 due to the gain of $21,531,555 recognized by the Company on the sale of Qui Vive. We expect to incur additional losses for the foreseeable future, and we expect our losses to increase as our research and development efforts progress. Our operating expenses are expected to increase because we recently hired a 6 person sales force, a new management team and we plan to hire additional employees. We do not expect sales revenues to increase in sufficient amount during the coming fiscal year to offset our operating expenses, and we can provide no assurance that our revenues will ever be large enough to offset operating and other expenses. We do not expect to be profitable in the near future and we may never be profitable.

We may have problems integrating Ensign Information Systems.

On November 9, 2000, the Company purchased substantially all of the assets of Ensign Information Systems, a Utah-based developer of hosted business processes applications for the automotive dealership market ("Ensign"). In connection with the transaction, the Company also entered into employment agreements with Richard Holland and Blake Nielson, the founders and principal shareholders of Ensign. We may be unable to integrate Ensign's products and technologies into our existing business operations. Further, we may be unable to integrate Ensign's employees with our existing employees and management structure.

We require additional capital to meet our short-term obligations and continue development of our products.

We do not presently have working capital sufficient to meet our immediate term obligations. In addition, we will need to raise additional capital to fund our rapid expansion, to develop new or enhance existing services or products or to respond to competitive pressures. If additional funds are raised through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures would be significantly limited.

Our accountants have included an explanatory paragraph on our financial statements regarding our status as a "going concern."

Our consolidated financial statements included in our most recent Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 12, 2000 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities and certain assets consisting of marketable securities to sustain operations. Additional financing may be required if we are to continue as a going concern.

The market may not accept our software and technologies.

Our software is in the development stage. Our Universal Update(TM) 1.5 program was first publicly distributed in December 1998 and has produced only limited sales to date, despite the release and distribution of an enhanced version in June of 1999. Our Universal Update(TM) 1.6 with support for Linux was first released on April 17, 2000, and we have no sales as of September 30, 2000. We can provide no assurance that end-users will be interested in purchasing any of our existing or future products in the near-term or the longer term.

We face significant competition from remote access software developers.

The market for remote access software is highly competitive. Some of our competitors have greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. As a result, we may be unable to obtain a significant market share in the remote access software business. In addition, competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition.

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.

We are highly dependent upon the efforts of management and technically skilled personnel, including programmers and engineers, and future performance will depend in part upon our ability to increase sales, manage growth effectively, and to retain the services of our management, our technical staff and our sales staff. Because competition for management, technical and sales personnel is intense, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

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

Our shares of Envision common stock may not be sold in the market until after October 7, 2001. Even after such date, they will be "restricted securities" and subject to certain restrictions.

The 1,219,500 shares of Envision common stock we presently own, and the 272,500 shares of Envision common stock we expect to acquire, are subject to a contractual covenant prohibiting the sale of such stock in the open market until after October 7, 2001. We are permitted to sell such shares in large blocks in privately negotiated transactions. However, because any acquirer must take such shares subject to the same prohibition on sale until after October 7, 2001, we would expect interest in acquiring our Envision shares to be limited and that the purchase and sale price in any such transaction would be at a significant discount from current market prices.

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

The valuations of companies such as Envision that engage in business over the Internet have been volatile and, despite such volatility, have generally increased dramatically over the last few years. Such valuations have been far out of line with the valuations attributed to companies engaged in other lines of business and many investment advisors have warned that such valuations are not warranted and are overinflated. The valuation of our shares of Envision common stock has suffered a significant correction in the last three months, and there can be no assurance that the value of such shares will not suffer additional corrections in the future before such Envision shares can be sold in compliance with governing contractual covenants and the securities laws.

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

There is a limited market for our common stock, and investors may find it difficult to liquidate their holdings.

Our common stock first began being quoted on the NASDAQ OTC Bulletin Board on October 23rd, 2000. Since that date, both the price and trading volume of our common stock have been extremely volatile. Our common stock is held by very few investors and has a limited trading history. In addition, we are at a very early stage of development and do not have significant revenues. In light of these factors, the trading, if any, in our common stock will likely continue to be extremely limited or non-existent. Consequently, an investor may find it more difficult to dispose of our securities.

The unpredictability of our quarterly results of operations makes it difficult to predict our financial performance.

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

         the introduction of software products by Sundog or its competitors;

         price competition or changes in Internet and computer technology; and

         technical difficulties or economic conditions specific to Sundog's business.

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

Our board may issue preferred stock without shareholder approval, which may adversely affect the value of our common stock and permit the board to block a takeover attempt.

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

There is a limited public market for our common stock, and our stock price has been volatile.

The market price of our common stock, like that of the securities of other software and high technology companies, may be highly volatile. Broad market fluctuations may adversely affect the market price of our common stock. Our stock price may be affected by each of the factors described above, as well as:

         Announcements   by   us   or   competitors   concerning   technological
         innovations, new products or procedures developed by us or our competitors;

         The adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally;

         Disputes relating to patents or proprietary rights;

         Publicity regarding actual or potential results relating to product candidates under development by us or a competitor;

         Delays in product development;

         Slow acceptance of our products in new or existing markets; and

         Economic and other external factors, as well as period-to-period fluctuations in financial results.

Anti-takeover provisions of Delaware Corporate Law and our ability to issue preferred stock may affect the price of our common stock and allow the Board of Directors to issue securities that may significantly dilute your ownership and voting power.

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

Our common stock has a trading price of less than five dollars, is not trading on an exchange or NASDAQ and is issued by a company that has average revenues of less than $6 million. However, we have been in business for at least three years and, according to the pro forma balance sheet included in the notes of our most recent audited financial statements, have more than $2 million dollars in net tangible assets. Accordingly, we do not believe our common stock is presently a "penny stock." Nonetheless, because our primary tangible assets include highly volatile marketable securities, our net tangible assets may be less than $2 million dollars at some date in the future and, unless the common stock is listed on a stock exchange or has a market price of $5, the common stock will qualify as penny stock.

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

                  In connection with the execution of any transaction involving a penny stock, certain broker dealers must deliver to certain purchasers the following:

                           bid and offer price quotes and volume information;

                           the broker-dealer's compensation for the trade;

                           the compensation received by certain salespersons for the trade;

                           monthly accounts statements; and

                           a written statement of your financial situation and investment goals.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.
---------------------------------------

During the three months ended September 30, 2000, the Company issued 30,000 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at an average price of $0.50 per share upon the exercise of options by two previous employees

         The above-described issuances of our shares of common stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors represented and warranted to the Company that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and/or had such background, sophistication, education, and experience in financial and business matters as to be able (alone, or together with a purchaser representative) to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 5.  OTHER MATTERS

         On November 9, 2000, the Company entered into an Asset Purchase and Sale Agreement, pursuant to which the Company acquired substantially all of the equipment, customer relations, contracts and intellectual property of Ensign Information Systems, a Utah-based developer of hosted business processes applications for the automotive dealership market. The Company did not acquire or assume the past accounts payable or accounts receivable of Ensign. In connection with the transaction, the Company also entered into employment agreements with Richard Holland and Blake Nielson, the founders and principal shareholders of Ensign.

         As consideration  for such assets,  the Company issued 3,000,000 shares of the Company's common stock to Ensign. The price paid for such assets was determined following extensive arms length negotiations. The Company reached its determination that such consideration was appropriate for the purchase of the Ensign assets after evaluating the market value of the Company's common stock, the liquidity and future prospects of the Company, and the historical performance of Ensign's product and management team.

         The Company will continue to use the equipment and other assets for the purpose of developing, servicing and operating Ensign's software products, as Ensign did prior to the acquisition.

         Ensign Information Systems maintained its books and prepared its financial statements on a cash, rather than an accrual, basis. For this reason, the Company is unable to determine whether Item 7 of Form 8-K and Item 310 of Regulation S-B (collectively requiring the filing of past audited financial statements for acquired businesses, if certain threshholds are reached) require financial statements be filed. If the filing of such statements is required, the Company intends to file them on or about the date that is seventy-five days after November 9, 2000.

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

         On September 28, 2000, the Company filed a Current Report on Form 8-K reporting that (i) on September 26, 2000, the Company dismissed Arthur Andersen LLP as its independent auditors, and (ii) on September 27, 2000, the Company again engaged Mantyla McReynolds, a professional corporation, as its independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 14, 2000 by the undersigned thereunto duly authorized.

                            SUNDOG TECHNOLOGIES, INC.

         November 14, 2000                    /s/ Alan Rudd
         -----------------                    -------------
                                                  Alan Rudd
                                                  President and
                                                  Chief Executive Officer

         November 14, 2000                   /s/  Stephen Russo
         -----------------                   ------------------
                                                  Stephen Russo
                                                  President and
                                                  Chief Executive Officer


                                  EXHIBIT INDEX

Exhibit

Number     Title of Document                                 Location
-------    ----------------------------------------------    ---------------------------------------
2.1        Asset  Purchase  and Sale  Agreement  between     Filed herewith.
           the Company and Ensign Information Systems*

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

3.3        Bylaws                                            Incorporated     by    reference    to
                                                             Company's  registration  statement  on
                                                             Form 10-SB, File No. 0-24372

4.1        Specimen Stock Certificate                        Incorporated     by    reference    to
                                                             Company's  registration  statement  on
                                                             Form 10-SB, File No. 0-24372

10.1       Employment Agreement with Richard                 Filed herewith.
           Holland

10.2       Employment Agreement with Blake                   Filed herewith.
           Nielson

27.1       Financial data schedule                           Filed herewith.




         *The schedules and Exhibits to this Agreement, which itemize the assets acquired and effect the acquisition, are omitted, as permitted by Item 601 of Regulation S-B. Such omitted schedules and exhibits will be furnished supplementally to the Commission upon request.