Form 10QSB/A
period 2000-09-30
SUNDOG TECHNOLOGIES INC
filed 2000-11-21
CIK 925662

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



Part II. Other Information...................................................20

         Item 2.  Changes in Securities and Use of Proceeds..................20

         Item 5.  Other Matters..............................................20

         Item 6.  Exhibits and Reports on Form 8-K6..........................21

                                     PART I

ITEM 1--FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

                                                           September 30     March 31
                                                              2000            2000
                                                           -----------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents                               70,373        489,297
        Marketable Securities                                    1,410          3,360
        Accounts Receivable                                     72,198             --
        Prepaid Expenses                                        19,000          9,512
        Inventory                                               19,603         14,803
                                                           -----------    -----------
    Total Current Assets                                       182,584        516,972
                                                           -----------    -----------
    Equipment                                                  418,989        339,012
        Less: Accumulated Depreciation                        (222,242)      (152,805)
                                                           -----------    -----------
    Equipment, Net                                             196,747        186,207
                                                           -----------    -----------
    Other Assets
        Deposits                                                16,618         16,618
        Investment in Qui Vive                                      --        920,811
        Marketable Securities                               16,412,000             --
        Intangible Assets, net amortization                     45,991         45,270
                                                           -----------    -----------
    Total Other Assets                                      16,474,609        982,699
                                                           -----------    -----------
TOTAL ASSETS                                                16,853,940      1,685,878
                                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                                     1,176,635        206,477
        Accrued Liabilities                                     68,495         73,902
        Loan from officer                                      100,000             --
        Deferred Income on Maintenance Contracts                   750          1,500
        Deferred Tax Liability                              11,806,131             --
        Current Portion of Capital Leases                        9,652         15,555
        Net current liabilities of discontinued segment             --        460,449
                                                           -----------    -----------
    Total Current Liabilities                               13,161,663        757,883
       Capital Lease Obligations, net of current portion        12,108         14,988
       Net long-term liabilities of discontinued segment            --        187,658
                                                           -----------    -----------
Total Liabilities                                           13,173,771        960,529
Minority interest in discontinued operations                        --      1,338,429
Stockholders' Equity
    Common Stock                                                23,960         23,826
    Additional paid in Capital                              15,109,041     14,147,648
    Unearned Compensation                                   (5,113,750)    (5,443,750)
    Accumulated unrealized loss on investment
        securities available for sale                      (15,875,492)       (13,582)
    Retained Earnings (Deficit)                              9,536,410     (9,327,222)
                                                           -----------    -----------
Total Stockholders' Equity                                   9,865,553       (613,080)
                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  16,853,940      1,685,878
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