Form 10QSB
period 2000-12-31
SUNDOG TECHNOLOGIES INC
filed 2001-02-13
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000

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

As of February 1, 2000, there were issued and outstanding 13,594,911 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):        Yes [X] No [ ]

                                TABLE OF CONTENTS

Part I.  Financial Information................................................3

         Item 1.  Financial Statements........................................3

         Item 2.  Management's Discussion and Analysis or Plan of Operation...8



Part II.  Other Information..................................................20

         Item 2.  Changes in Securities and Use of Proceeds..................20

         Item 4.  Submission of Matters to a Vote of Security Holders........20

         Item 6.  Exhibits and Reports on Form 8-K...........................21

                                     PART I

ITEM 1--FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

                                                           December 31     March 31
                                                              2000           2000
                                                           -----------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents                              349,784        489,297
        Marketable Securities                                    1,410          3,360
        Accounts Receivable                                    207,465           --
        Prepaid Expenses                                        16,430          9,512
      Inventory                                                 19,603         14,803
                                                           -----------    -----------
    Total Current Assets                                       594,692        516,972
                                                           -----------    -----------
    Equipment                                                  435,283        339,012
        Less: Accumulated Depreciation                        (245,309)      (152,805)
                                                           -----------    -----------
    Equipment, Net                                             189,974        186,207
                                                           -----------    -----------
    Other Assets
        Deposits                                                21,192         16,618
        Investment in Qui Vive                                    --          920,811
        Ensign Technology, net amortization                    280,208           --
        Goodwill, net amortization                             287,140           --
        Intangible Assets, net amortization                     89,404         45,270
                                                           -----------    -----------
    Total Other Assets                                         677,944        982,699
                                                           -----------    -----------
TOTAL ASSETS                                                 1,462,610      1,685,878
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable                                       454,512        206,477
        Accrued Liabilities                                    106,833         73,902
        Loan from officer                                      100,000           --
        Deferred Income                                        149,616          1,500
        Current Portion of Capital Leases                       13,888         15,555
        Net current liabilities of discontinued segment           --          460,449
                                                           -----------    -----------
    Total Current Liabilities                                  824,849        757,883
       Capital Lease Obligations, net of current portion        55,242         14,988
       Net long-term liabilities of discontinued segment          --          187,658
                                                           -----------    -----------
Total Liabilities                                              880,091        960,529
Minority interest in discontinued operations                      --        1,338,429
Stockholders' Equity
    Common Stock                                                24,590         23,826
     Treasury Stock                                            (34,805)          --
    Additional paid in Capital                              17,567,492     14,147,648
   Unearned Compensation                                    (4,188,750)    (5,443,750)
    Accumulated unrealized loss on investment
        securities available for sale                          (15,532)       (13,582)
    Retained Earnings (Deficit)                            (12,770,476)    (9,327,222)
                                                           -----------    -----------
Total Stockholders' Equity                                     582,519       (613,080)
                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   1,462,610      1,685,878
                                                           ===========    ===========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations

                                                    Nine Months Ended           Three Months Ended       From Inception
                                                                                                         June 11, 1992
                                             Dec. 31, 2000  Dec. 31, 1999  Dec. 31, 2000  Dec. 31, 1999  Dec. 31, 2000
                                              -----------    -----------    -----------    -----------    -----------
Net Revenues                                      117,965         31,257         45,832         15,060        383,378

Costs and Expenses:
  Cost of Sales                                    35,621         45,176         32,269         19,476        134,612
  Research and Development                        432,632      1,600,457        147,488        547,421      2,171,877
  Marketing, Admin & Sales                      2,273,547      2,121,188        758,596        710,065      5,540,556
  Recog. of deferred compensation               1,850,000           --          925,000           --        3,357,500

                                              -----------    -----------    -----------    -----------    -----------
Operating Costs and Expenses                    4,591,800      3,766,821      1,863,353      1,276,962     11,204,545
                                              -----------    -----------    -----------    -----------    -----------

Operating (Loss)                               (4,473,835)    (3,735,564)    (1,817,521)    (1,261,902)   (10,821,167)

  Gain on disposal of segment                  21,531,554           --             --             --       21,531,554
  Realized loss on Envision securities        (20,465,829)          --      (20,465,829)          --      (20,465,829)
  Loss from discontinued operations                  --             --             --             --       (3,065,557)
  Interest Income                                   6,179         33,441          1,880          5,886        111,998
  Interest Expense                                (41,816)        (5,976)       (26,063)        (2,198)       (57,902)
  Other Expense                                       494         (1,052)           647         (1,052)           207
  Other Income                                       --             --             --             --              289
  Loss on sale of securities avail for sale          --             --             --             --           (4,068)
                                              -----------    -----------    -----------    -----------    -----------
Basic Net Income (Loss)                        (3,443,253)    (3,709,151)   (22,306,886)    (1,259,266)   (12,770,475)
                                              ===========    ===========    ===========    ===========    ===========

Basic Net Income (Loss) per share                   (0.28)         (0.33)         (1.78)         (0.11)
                                              -----------    -----------    -----------    -----------
Weighted average number

Of Shares Outstanding                          12,122,858     11,355,439     12,508,198     11,534,421
                                              -----------    -----------    -----------    -----------

Diluted Net Income (Loss) per share                 (0.28)          --            (1.76)          --
Weighted Average Diluted
Shares Outstanding                             12,300,377           --       12,685,717           --
                                              -----------    -----------    -----------    -----------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                            Nine Months Ended
                                                                  31-Dec
                                                           2000           1999
                                                       -----------    -----------
Cash Flows (used by) Operating Activities:

    Net (Loss)                                          (3,443,253)    (3,709,151)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                      144,082        119,126
    Changes in Assets and Liabilities:
        Gain on disposal of segment                    (21,531,554)          --
        Realized loss on Ensign securities              20,465,829           --
        Compensation from option grants                  1,850,000           --
        Changes is assets and liabilities:
             Accounts Receivable                          (207,465)        39,310
             Prepaid Expenses                               (6,918)        66,328
             Inventory                                      (4,800)          --
             Accounts Payable                              248,035         21,849
              Deferred revenue                             148,116           --
             Accrued Liabilities                            31,264         (5,616)
                                                       -----------    -----------
Net Cash (Used By) Operating Activities                 (2,306,664)    (3,468,154)
                                                       -----------    -----------

Cash Flows (Used for) Investing Activities:

    Additions to Equipment                                 (96,271)      (137,649)
    Investment in Ensign                                  (618,926)          --
    Lease Deposits                                          (4,576)          --
    Patent Costs                                           (44,134)       (88,723)
                                                       -----------    -----------
Net Cash Used for Investing Activities                    (763,907)      (226,372)
                                                       -----------    -----------

Cash Flows Provided By Financing Activities:

    Proceeds from Issuance of Common Stock               2,825,609      2,507,768
    Loan from officer                                      100,000           --
    Treasury Stock Purchase                                (34,805)          --
     Lease obligation                                       40,254        (33,184)
                                                       -----------    -----------
Net Cash Provided By Financing Activities                2,931,058      2,474,584
                                                       -----------    -----------

                                                       -----------    -----------
Net Increase/(Decrease) in Cash and Cash Equivalents      (139,513)    (1,219,942)
                                                       -----------    -----------

Beginning Cash Balance                                     489,297      2,215,620
                                                       -----------    -----------
Ending Cash Balance                                        349,784        995,678
                                                       -----------    -----------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

Note 1  Basis of Presentation

The Company has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2000, as amended.

Note 2  Concentration

The Company is still in the development stage with its mobile computing products, and revenues from mobile computing to date are from fewer than 10 customers. The Company's automobile dealer's management product is currently selling and beginning to generate revenues. The Company currently has approximately 35 customers using its automobile dealer's management product.

Note 3  Equity

During the nine months ended December 31, 2000, the Company issued 3,901,743 shares of common stock at an average price of $0.88 per share, as follows:
2,325,111 shares were issued for cash, 1,500,000 shares were issued in connection with the purchase of Ensign Information Systems, 46,632 shares were issued in connection with warrant exercises, and 30,000 shares were issued in connection with option exercises. All share amounts have been adjusted to reflect the reverse 2 for 1 stock split that was effective on December 15, 2000.

Note 4  Sale of Qui Vive

On March 31, 2000, the Company entered into an Amended and Restated Acquisition Agreement (the "Acquisition Agreement") with Envision, QV Acquisition Co., and Rock Mountain Ventures Fund, LP. Pursuant to the Acquisition Agreement, on April 7, 2000, we transferred to Envision all of our interest in Qui Vice, Inc. in exchange for 1,492,000 shares of Envision common stock. These shares are subject to a contractual covenant prohibiting the sale of such stock in the open market until after October 7, 2001. As explained in "Note 5 Valuation of Investment in Envision Development Corporation" below, we believe that such shares of Envision common stock will have no, or little, value when the restrictions on resale expire in 2001.

                            SUNDOG TECHNOLOGIES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

Note 5   Valuation of Investment in Envision Development Corporation

On April 7, 2000, the date we acquired our interest in Envision common stock, shares of Envision Common Stock had a market value of $66.25 per share as quoted by the American Stock Exchange. Due to various factors, including a contractual restriction prohibiting sale of our shares of Envision common stock in the public market prior to October 7, 2001, we initially discounted the value of our shares of Envision common stock to $21.63 per share in order to more accurately reflect the value of such stock. During the quarter ended December 31, 2000, the following events occurred:

   o On November 6, 2000, Envisions' common stock ceased trading on the American Stock Exchange as a result of Envision's failure to meet certain exchange requirements for continued listing.

   o On October 31, 2000, Envision disposed of a majority of the assets of its wholly-owned subsidiary, Envision Massachusetts, pursuant to the terms of a letter agreement, dated October 31,2000, by and among Business Solutions Outpost Corporation ("BSOC") and Envision. As a result of the agreement, Envision recorded a loss on the disposition of Envision Massachusetts of approximately $10.5 million, including a $19.0 million impairment of the remaining goodwill associated with the Envision Massachusetts acquisition.

   o Envision had historically relied on funding to finance operations under various financing arrangements with ZERO.NET, Inc. ("Zero.Net"), a significant shareholder, and Dominion Income Management Corporation ("Dominion"), a related company. These lending sources continued to provide loans until late November 2000 when the borrowings of Envision and its subsidiaries approached $5.0 million, including interest. At this point, further lending was terminated due to the delisting of Envision common stock from the American Stock Exchange and Envision's inability to meet revenue forecasts and specific financial requirements of the lender. Efforts to establish alternative financing sources were unsuccessful. In November 2000, Envision's Board of Directors directed management to cease operations. The Board of Directors at Interosa, a key subsidiary of Envision, took similar action and directed that management team to cease operations in November 2000.

Due to the nature of the events that have taken place, the Company believes that no value can be derived from our Envision stock, and therefore, the Company has written the investment in Envision Development Corporation off its financial statements. Due to the write off of the investment in Envision Development Corporation, the Company realized $20,465,829 loss on marketable securities during the quarter ended December 31, 2000.

Note 6   Purchase of Ensign Information Systems

On November 9, 2000 the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Ensign Information Systems ("Ensign"). In accordance with the Agreement, the Company issued 1,500,000 shares of common stock (adjusted to reflect the reverse split) for substantially all of the assets of Ensign, including intellectual property. The Company structured the acquisition to be non-dilutive to shareholders. In order to make the transaction non-dilutive, the Company purchased from certain key shareholders 1,740,250 shares of outstanding common stock at a price of $0.02 per share (adjusted to reflect the reverse split).

Note 7   Reverse Stock Split

On November 19, 2000, the shareholders of the Company approved a proposed amendment to the Certificate of Incorporation to reverse split the stock 2 for 1 effective as of December 15, 2000. We believed that the number of shares of Common Stock outstanding or subject to outstanding purchase rights was high enough that it may have the effect of deterring future investment in the Company. The purpose of the reverse stock split was to decrease the number of outstanding shares of Common Stock in order to increase the market price of the Common Stock and make the Company more attractive for future investment. The reverse stock split became effective on December 15, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

Sundog Technologies, Inc. ("we," "Sundog" or the "Company") is a Delaware corporation organized in 1992 for the purpose of seeking and acquiring business opportunities. Sundog was formerly known as The Thorsden Group, Ltd, and changed its name to "Sundog Technologies, Inc." in April 1999. In October 1997, we acquired Arkona, Inc., a Utah corporation ("Arkona"), through a wholly owned subsidiary corporation. Arkona is continuing its business of developing, marketing and selling software products for use in portable and distributed network computing. On January 11, 2001, we formally merged Arkona into Sundog Technologies, Inc. The primary purpose was to make the name Arkona, Inc available to Sundog Technologies, Inc. Our proposed name change is discussed below in "Recent Events--Proposed Name Change." Unless otherwise required by the context, references to "we," "Sundog" or the "Company" in this Report include Sundog and Arkona.

On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. ("QV"). QV was engaged in the development of e-mail security software. On April 7, 2000, we sold our interest in QV to Envision Development Corporation, a Florida corporation ("Envision") in exchange for 1,492,500 shares of Envision common stock. Envision ceased operations during November 2000. Accordingly, we have written our shares of Envision common stock off of our balance sheet.

On November 9, 2000, we acquired all of the assets of Ensign Information Systems, a Utah-based developer of hosted business processes applications for the automotive dealership market.

Recent Events

       Ensign Acquisition. As discussed in "Note 7 to the Financial Statements," on November 9, 2000, we issued 1,500,000 shares of our common stock in exchange for substantially all of the assets of Ensign Information Systems ("Ensign"), a Utah-based developer of hosted business processes applications for the automotive dealership market. Ensign's principal product is a non-proprietary, modular software solution that helps integrate all of a company's critical business functions, such as finance, accounting, sales, service, portfolio management and human resources (the "Ensign Management Suite"). The Ensign Management Suite is offered as a shrink-wrapped license or as an ASP service, utilizing IBM as the platform provider. The Ensign Management Suite is integrated with a real-time retail Web presence and an e-business solution on both fronts--retail and B2B. While the Ensign Management Suite is currently targeted to automobile dealers and dealers of water craft, ATV, motorcycles and recreational vehicles, we believe that the product can be tailored to almost any industry.

We believe that this acquisition brings to Sundog an expanded customer base and highly skilled technical people that can continue to keep our products on the cutting edge of technology. We hope to set new standards by offering solutions that combine the capabilities of both Sundog's portable and distributed network computing product line and Ensign's back office software to create applications that mobilize the workforce with the information they need to be more competitive using handheld devices. We also hope to expand Ensign's ASP model to a broader base of clients who need to integrate their business but previously could not afford to do so.

       Repurchase of Shares. In order to facilitate the acquisition of Ensign, we re-purchased 1,740,250 shares of its common stock from certain key shareholders at the purchase price of $0.02 per share. As a result of such repurchases, the Ensign acquisition was not dilutive to existing shareholders.

       Write off of the Investment in Envision Development. On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. On April 7, 2000, we sold our interest in QV to Envision in exchange for 1,492,500 shares of Envision common stock. During the months immediately following the sale of QV to Envision, we attempted to leverage our stock position in Envision to obtain debt financing as a source of operating capital. However, we were unsuccessful, primarily because of restrictions prohibiting public distribution of our Envision common stock and thin trading in Envision common stock. During the quarter ended December 31, 2000, Envision and its key operating subsidiaries ceased operations, primarily due to Envision's inability to raise capital to fund operations. We do not expect Envision to commence operations again and believe that no value can be derived from our shares of Envision common stock; accordingly, we have has written the investment in Envision Development Corporation off our financial statements. Due to the write off of the investment in Envision Development Corporation, we realized a $20,465,829 loss on marketable securities during the quarter ended December 31, 2000.

       Reverse Stock Split. On November 19, 2000, the shareholders of the Company approved a proposed amendment to the Certificate of Incorporation to reverse split the stock 2 for 1 effective as of December 15, 2000. We believed that the number of shares of Common Stock outstanding or subject to outstanding purchase rights was high enough that it may have the effect of deterring future investment in the Company. The purpose of the reverse stock split was to decrease the number of outstanding shares of Common Stock in order to increase the market price of the Common Stock and make the Company more attractive for future investment. The reverse stock split became effective on December 15, 2000. In connection with the reverse stock split, we were was issued a new trading symbol. Before the split, our trading symbol was "SUDG." Our current trading symbol is "SDTH".

       Shareholder Rights Agreement. Effective as of January 31, 2001, our Board of Directors declared a dividend of one Right for each outstanding share of Common Stock of the Company to shareholders of record at the close of business on January 31, 2001. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Shares (the "Preferred Shares") at a Purchase Price of $60.00, subject to adjustment. The description and terms of the Rights are set forth in a Shareholder Rights Agreement (the "Rights Agreement") between the Company and Atlas Stock Transfer Corporation, as Rights Agent. This Rights Agreement is on file with the Securities and Exchange Commission under a Current Report on Form 80K dated January 18, 2001.

       Management believes that the Company's value is not reflected in the current market price for the Common Stock and, as a result, the Company is susceptible to an underpriced or coercive takeover attempt. The purpose of the Rights Agreement is to protect the shareholders from a coercive takeover by granting shareholders a Right that, although of little value in the current market, will convert into a preferential purchase right for certain shareholders upon the occurrence of, among other events, the announcement of a tender offer or the acquisition by any individual of 15% of the Common Stock. The anticipated effect of establishing the Rights Agreement and granting the Rights is to encourage any person desiring to purchase the Company to negotiate with the board of directors. At any time the board of directors determines that an acquisition offer is fair and in the best interest of the shareholders, the board can redeem or waive application of the Rights and permit the acquisition offer to continue.

       Proposed Name Change. We have called a special meeting of the shareholders to be held on Thursday, February 22, 2001, at our offices to seek their approval to change the name from Sundog Technologies, Inc. to "Arkona, Inc." The purpose for the proposed name change is to avoid litigation with Sun Microsystems (Sun). Sun is alleging that the name "Sundog" infringes on their registered mark "Sun Microsystems." Management believes that Sun's allegations are without merit. Nevertheless, management believes that extended litigation with Sun may divert the focus of management and consume the Company's limited resources.

Results of  Operations  -- Three Months and Nine Months Ended  December 31, 2000
                           and 1999

Revenues for the quarter ended December 31, 2000 were $45,832 compared to $15,060 for the quarter ended December 31, 1999. Revenues for the nine months ended December 31, 2000 were $117,965 compared to $31,257 for the same period in 1999. The increase in revenue is primarily due to recurring maintenance and support revenue acquired in the acquisition of Ensign's assets. Sundog Technologies now has approximately 35 customers that pay between $1,000 and $2,500 for software support and data subscription services on a monthly basis. With each installation of our data management suite of products, the number of customers under monthly support and data subscription obligations is expected to grow.

Operating expenses totaled $1,863,353 in the quarter ended December 31, 2000 compared to $1,276,962 for the same period in 1999. Operating expenses for the nine months ended December 31, 2000 totaled $4,591,800 compared to $3,766,821 for the same period in 1999. Operating expenses for the nine months ended December 30, 2000 included $432,632 for research and development, $2,273,547 for selling, general and administrative expenses and $1,850,000 for deferred compensation. This compares to $1,600,457 for research and development expenses, $2,121,188 for selling, general and administrative expenses and no deferred compensation for the same period in 1999. The significant decrease in research and development expenses during 2000 was primarily the result of layoffs which occurred at the beginning of 2000. We have hired and expect to continue hiring engineers in the future. This overall increase in expenses in 2000 was due primarily to an increase in salaries as a result of the Ensign acquisition and deferred compensation associated with the vesting of options granted to certain officers of the Company by a shareholder of the Company (cover outstanding shares held by shareholders) at an exercise price below fair market value and increased head count due to the acquisition of Ensign.

When options are granted below the market value, the Company records deferred compensation in the equity section of its balance sheet. As the options vest, the Company recognizes the compensation expense (whether or not it granted the options). Deferred compensation for the quarter ended December 31, 2000 was $925,000 due to the vesting of options granted by a shareholder to certain officers of the Company below market value. It is important to note that the options with respect to which the Company has recognized a deferred compensation expense during 2000 were granted by shareholders and cover outstanding shares of Common Stock held by such shareholders. The Company will not be required to issue additional shares upon exercise of such options, which are non-dilutive to shareholders other than those whose shares are subject to the grant.

We expect expenditures to increase in all areas of its business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our Ensign Management Suite. We currently have the capacity to install the Ensign Management Suite in 3-4 stores per month. Our sales of the Ensign Management Suite are presently outpacing our ability to install it. We are working to bring on board and train skilled people.

We had $1,880 in interest income during the quarter ended December 31, 2000, compared to $5,886 for the same period in 1999. For the nine months ended December 31, 2000, we had $6,179 in interest income as compared to $33,441 for the same period in 1999. The decrease in interest income is due to decreased cash balances we maintained in banks. The net loss for the Quarter ended December 31, 2000 was ($22,306,886) or ($1.78) per share, compared to a loss of ($1,259,266) or ($.11) per share for the same quarter in 1999. The increased loss was due primarily to our decision to write off our investment in Envision common stock, as a result of which we realized a $20,465,829 loss on marketable securities during the quarter ended December 31, 2000. Increased operating expenses and recognition of deferred compensation expenses also contributed to the increase in net loss.

For the nine months ended December 31, 2000 net loss was ($3,443,253) or ($.28) per share as compared to a loss of ($3,703,828) or ($.33) per share for the same period in 1999. The decreased loss was due to the difference in the gain we recognized on the disposal of a segment earlier this year and the loss we recognized in this quarter from our decision to write off our investment in Envision common stock. The difference or net gain is $1,065,725. Also, contributing to the decreased loss is the decrease in research and development expenses.

The primary marketing focus for the quarter continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

Liquidity and Capital Resources

At December 31, 2000, we had cash and cash equivalents of $351,194, as compared to cash and cash equivalents of $492,657 as of March 31, 2000. As of December 31, 2000 and February 12, 2001, we did not have working capital sufficient to meet its short-term obligations.

We have previously indicated that we were attempting to use our shares of common stock of Envision Development Corporation as collateral for a non-recourse loan; however, as discussed above, we believe that shares of Envision common stock do not have any value and have written the value of our holdings in Envision off of our balance sheet.

We Company expects our revenues to increase as a result of our acquisition of the assets of Ensign Information Systems. Nonetheless, it is unlikely that such anticipated increase in revenues will be sufficient to fund our ongoing operations in the near future. We will need to raise additional funds to fund our rapid expansion, to develop new or enhance existing services or products or to respond to competitive pressures. We cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures would be limited.

We holds marketable securities available for sale at December 31, 2000. Although we are not in the business of investing in, buying, selling or holding securities of other companies, these securities were received as partial consideration in connection with the sale of Common Stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas, Inc. ("EUGS"). At December 31, 2000, the closing sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.47 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize values similar to those shown above.

Cautionary Statement Regarding Forward-Looking Statements

We consider all forward-looking statements contained in this Quarterly Report to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders and prospective shareholders should understand that several factors govern whether the results described by any such forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected in this Report.

The forward-looking statements contained in this report include plans and objectives of management for future operations, plans relating to the products and predictions regarding the economic performance of the Company. Assumptions applicable to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate. Therefore, we cannot assure that the results contemplated in any of the forward-looking statements contained herein will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans, or other budgets, which may in turn affect the Company's results of operations. In light of the inherent uncertainties in forward-looking statements, the inclusion of any such statement does not guarantee that the objectives or plans of the Company will be achieved. Among other risk factors to consider are the factors identified in the subsection entitled "Factors That May Affect Future Results" below.

Development Stage, Accumulated Deficit

The Company is still a development stage company and has had only limited revenues since its inception. There can be no assurance that the Company will be able to achieve a significant level of sales or attain profitability. The Company's operations have been limited to developing software, initial sales and marketing efforts and fund raising activities. There can be no assurance that the Company will be able to grow in the future or attain profitability. The profit potential of the Company's business is speculative and, to be successful, the Company must, among other things, develop and market software that is widely accepted by business customers at prices that will yield a profit. The Company's Universal Update(TM) technology is in the development stage and has only had limited sales, and the Company has only begun marketing the Ensign Management Suite and can provide no assurance of the marketability or functionality of such product. There can be no assurance that those products of the Company will achieve broad commercial acceptance. The Company's ability to generate future revenues will depend on a number of factors, many of which are beyond the Company's control and include, among others, the ability of the Company to complete its product development activities and to carry on timely and effective marketing and sales campaigns.

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

The Company is in the development stage and has a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. Our operations to this point have been limited to developing software, initial sales and marketing efforts and obtaining financing for our operations. As a result of the increase in operating expenses caused by recent hiring of a sales force, operating results may be adversely affected if significant sales do not materialize in the near-term. We can provide no assurance that we will be able to generate significant sales in the near-term or the long-term.

We have incurred substantial losses since our inception, expect to continue to incur losses and may never be profitable.

We have incurred operating losses each year since our inception in 1992. We expect to incur additional losses for the foreseeable future, and we expect our losses to increase as our research and development efforts progress. Our operating expenses are expected to increase because we recently hired 6 persons to help with the installation of the Ensign Management Suite, and we plan to hire additional employees. We expect sales revenues to increase during the coming fiscal year; however, the increases may not be sufficient to offset our operating expenses. We can provide no assurance that our revenues will ever be large enough to offset operating and other expenses. In the near future we do not expect to be profitable.

We may have problems integrating Ensign Information Systems.

On  November 9, 2000,  we  purchased  substantially  all of the assets of Ensign
Information Systems, a Utah-based developer of hosted business processes applications for the automotive dealership market. In connection with the transaction, we also entered into employment agreements with Richard Holland and Blake Nielson, the founders and principal shareholders of Ensign. We may be unable to integrate Ensign's products and technologies into our existing business operations. Further, we may be unable to integrate Ensign's employees with our existing employees and management structure.

We require additional capital to meet our short-term obligations and continue development of our products.

We do not presently have working capital sufficient to meet our immediate short-term obligations. In addition, we will need to raise additional capital to fund our rapid expansion, to develop new or enhance existing services or products or to respond to competitive pressures. If additional funds are raised through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures would be significantly limited.

Our accountants have included an explanatory paragraph on our financial statements regarding our status as a "going concern."

Our consolidated financial statements included in our most recent Annual Report on Form 10-KSB/A have been prepared under the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 12, 2000 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities and certain assets consisting of marketable securities to sustain operations. Additional financing may be required if we are to continue as a going concern.

The market may not accept our Universal Update(TM) product.

Our portable or mobile computing software is in the development stage. Our Universal Update(TM) 1.5 program was first publicly distributed in December 1998 and has produced only limited sales to date, despite the release and distribution of an enhanced version in June of 1999. Our Universal Update(TM)
1.6 with support for Linux was first released on April 17, 2000, and we have had no sales as of December 31, 2000. We have decided to focus on the Universal Update technology as it applies to the portable and mobile computing markets. We have decided that Universal Update 1.6 product will not be cost effective to market and therefore have decided to suspend further development or enhancements of the 1.6 version. We have instead focused our development and marketing resources to the implementation of the Universal Update technology in other products. We can provide no assurance that end-users will be interested in purchasing any of our existing or future products in the near-term or the longer term.

The market may not accept our Ensign Management Suite.

We acquired the rights to, and began marketing, the Ensign Management Suite (a suite of automobile dealership back office software) during November 2000. We began marketing an ASP model of the Ensign Management Suite in January 2001. Because of our limited experience with the Ensign Management Suite, and the recent release of the ASP model, we can assure neither the marketability nor the functionality of the Ensign Management Suite. Our short-term business plan assumes a dramatic growth in our revenues from the Ensign Management Suite. If we discover that the market for the Ensign Management Suite is limited, or that the product does not function as anticipated, our ability to continue as a going concern will be in doubt.

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

We face significant competition from automobile dealer management software developers.

The market for automobile dealer management software is currently dominated by two very large competitors with established customer bases. These and other advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. As a result, we may be unable to obtain a significant market share in the remote access software business. In addition, competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition.

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.

We are highly dependent upon the efforts of management and technically skilled personnel, including programmers and engineers, and future performance will depend in part upon our ability to increase sales, manage growth effectively, and to retain the services of our management, our technical staff and our sales staff. Because competition for management, technical and sales personnel is intense, we may be unable to retain our key employees or attract other highly qualified employees in the future. We are already experiencing difficulty satisfying orders for the Ensign Management Suite because of our limited ability to quickly deliver and install the necessary software. If we lose the services of any of our management, technical or sales team, or if we fail to attract and retain additional key employees, our business, financial condition and results of operations will be adversely affected.

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

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance. Our operating expenses, are based on expected future revenues and are relatively fixed in the short term. If our revenues are lower than expected, we would incur greater than expected losses. In addition, during future periods our operating results likely will fall below the expectations of investors. In this event, the market price of our common stock likely would decline.

Our founders, officers and a single investor control a majority of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.

Our founders, most of whom are no longer employed by or affiliated with us, our officers and a single investor own or control a majority of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

The market price of our common stock, like that of the securities of other software and high technology companies, may be highly volatile. Broad market fluctuations may adversely affect the market price of our common stock. Our stock price may be affected by each of the factors described above, as well as:

   o Announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors; o

   o The adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally;

   o   Disputes relating to patents or proprietary rights; o

   o Publicity regarding actual or potential results relating to product candidates under development by us or a competitor; o

   o   Delays in product development; o

   o   Slow acceptance of our products in new or existing markets; and o

   o   Economic  and  other  external  factors,   as  well  as  period-to-period
       fluctuations in financial results.

Our Shareholder Rights Plan, anti-takeover provisions of Delaware Corporate Law and our ability to issue preferred stock may affect the price of our common stock and permit management to preserve control of Sundog.

We recently adopted a Shareholder Rights Plan that is expected to deter coercive tender offers and other takeover attempts that occur without the consent of our board of directors. In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of such corporation's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's shareholders (excluding the Interested Stockholder). Furthermore, under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. We have not issued any Preferred Stock and there are no present plans to issue any Preferred Stock other than pursuant to the shareholders Rights Plan. Our board of directors has the authority to issue the Preferred Stock with such voting and other rights superior to those of our common stock, which could effectively deter any attempted takeover of the Company. These factors could preserve management's control of Sundog.

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

Our common stock may be a "low-priced stock" and subject to certain regulatory action that limits or restricts the market for such stock.

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

Our common stock has a trading price below five dollars; our common stock is not trading on an exchange or NASDAQ; we have average revenues of less than $6 million and, as a result of the recent write-off of our shares of Envision Development Corporation common stock, we have less than $2 million dollars in net tangible assets. Accordingly, we believe that our common stock is presently a "penny stock." At any time the Common Stock qualifies as a penny stock, the following requirements, among others, will generally apply:

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

         o In connection with the execution of any transaction involving a penny stock, certain broker dealers must deliver to certain purchasers the following:

                  o        bid and offer price quotes and volume information;

                  o        the broker-dealer's compensation for the trade;

                  o the compensation received by certain salespersons for the trade;

                  o        monthly accounts statements; and

                  o a written statement of the purchaser's financial situation and investment goals.

These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks. These regulatory burdens may severely affect the liquidity and market price for our common stock.

                           PART II. OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.
---------------------------------------

During the three months ended December 31, 2000, we issued 3,355,228 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at an average price of $0.73 per share, as follows:

   o On November 9, 2000, we issued 1,500,000 to Ensign Information System in exchange for substantially all of the asset of Ensign in accordance with the Asset Purchases and Sales Agreement entered into by the Company, Ensign and certain shareholders of Ensign.

   o Between December 12, 2000 and December 15, 2000, we sold 767,728 shares of Common Stock to five accredited investors in exchange for consideration of $2.00 per share. On December 27, 2000, we sold 1,087,500 shares of Common Stock to Alan Rudd, President of the Company, in exchange for consideration of $.27 per share (the market price for the Common Stock on that date). In a separate transaction, Mr. Rudd gifted the Company two options granting the holder the right to purchase 1,087,500 shares of Common Stock from current shareholders at an exercise price of $.30 per share.

The above-described issuances of our shares of common stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors (including the shareholders of any closely-held entities) represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and/or had such background, sophistication, education, and experience in financial and business matters as to be able (alone, or together with a purchaser representative) to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 4.  Submission of Matters to a Vote of the Security Holders.

The Company held an Annual Meeting of Shareholders on November 16, 2000, at which the Company's shareholders considered and voted as follows on the items described below:

         1. Our shareholders considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:

         Name of Nominee   Votes For*    Abstentions*     Broker Non-Votes
         ---------------   ----------    ------------     ----------------
         Alan Rudd         19,046,685      22,000               -0-
         John Zollinger    18,458,212     612,473               -0-
         Bryan Allen       19,057,889      12,786               -0-

         * The numbers of votes do not reflect the effect of the 2 to 1 reverse stock split that occurred on December 15, 2000.

         2. Our shareholders considered and voted upon a proposal to amend the Company's Certificate of Incorporation in order to effect a 2 to 1 reverse stock split with respect to outstanding shares of our Common Stock. There were 18,605,425 votes cast in favor, 972,116 votes cast against, 25,426 abstentions, and no broker non-votes.

         3. Our shareholders considered and voted upon a proposal to ratify the appointment of Mantyla McReynolds, a Professional Corporation, as independent auditors of the Company for the fiscal year ending March 31, 2001. There were 19,550,592 votes cast in favor, 27,500 votes cast against, 25,320 abstentions, and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.See the Exhibit Index following the signature page hereof.

         (b) Reports on form 8-K.

         On November 13, 2000, we filed a Current Report on Form 8-K disclosing, under Item 9. Regulation FD disclosure, a press release regarding its acquisition of Ensign Information Systems. Additional information about the Ensign acquisition was provided in the Quarterly Report on Form 10-QSB filed on November 14, 2000.

         On November 28, 2000, 2000, we filed a Current Report on Form 8-K disclosing, under Item 9. Regulation FD Disclosure, a press release regarding approval of our reverse stock split.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 12, 2001 by the undersigned thereunto duly authorized.


                            SUNDOG TECHNOLOGIES, INC.

               February 12, 2001                    /s/ Alan Rudd
               -----------------                    -------------
                                                        Alan Rudd
                                                        President and
                                                        Chief Executive Officer

               February 12, 2001                    /s/ Stephen Russo
               -----------------                    -----------------
                                                        Stephen Russo
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number             Title of Document                                 Location
--------- ----------------------------------------------    ---------------------------------------

2.1       Asset  Purchase  and Sale  Agreement  between     Incorporated   by   reference  to  the
          the Company and Ensign Information Systems        Company   Quarterly   report  on  Form
                                                            10-QSB  filed with the SEC on November
                                                            14, 2000.

2.2       Agreement  and  Plan of  Merger  between  the     Filed herewith.
          Company and Arkona, Inc.

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

3.1       Certificate of Designation  regarding  Series     Incorporated   by   reference  to  the
          A Preferred Stock                                 Current  Report on Form 8-K filed with
                                                            the SEC on January 18, 2001.

3.3       Amendment to Certificate of Incorporation         Filed herewith.

3.4       Certificate of Merger                             Filed herewith.

10.1      Rights Agreement dated December 22, 2000          Incorporated   by   reference  to  the
                                                            Current  Report on Form 8-K filed with
                                                            the SEC on January 18, 2001.