Form 10KSB
period 2001-03-31
ARKONA INC
filed 2001-06-29
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                         Commission File Number 0-24372
                         ------------------------------

                                  ARKONA, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                            Sundog Technologies, Inc.
                     --------------------------------------
                     (Former name of small business issuer)



            DELAWARE                                      33-0611746
            --------                                      ----------
(State or other  jurisdiction  of              (IRS Employer Identification No.)
 incorporation or organization)




                           10542 South Jordan Gateway
                            South Jordan, Utah 84095
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (801) 501-7100


Securities registered under to Section 12(b) of the Act: Name of exchange on which registered: N/A None

Securities registered under to Section 12(g) of the Name of exchange on which registered: OTC Bulletin Board Act: Common Stock, par value $.001

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for its most recent fiscal year were $327,015.


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2001 was $4,843,091. The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 15, 2001 was 14,408,912 shares.



                     Transitional Small Business Disclosure
                               Format (Check one):

                                   Yes      No X
                                      ---     ---


                                Table of Contents
                                -----------------


PART I............................................................................................................1


   Item 1.   Description of Business..............................................................................1


   Item 2.  Description of Property..............................................................................32


   Item 3.  Legal Proceedings....................................................................................33


   Item 4.   Submission of Matters to a Vote of Security Holders.................................................33


PART II..........................................................................................................33


   Item 5.   Market for Common Equity and Related Stockholder Matters............................................33


   Item 6.   Management's Discussion and Analysis................................................................36


   Item 7.   Financial Statements................................................................................40


   Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure...................40


PART III.........................................................................................................41


   Item 9.  Directors and Executive Officers of the Registrant...................................................41


   Item 10.  Executive Compensation..............................................................................47


   Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................................52


   Item 12.  Certain Relationships and Related Transactions......................................................56


   Item 13.  Exhibits and Reports on Form 8-K....................................................................57

   Consolidated Financial Statements............................................................................F-1

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

Introduction


         ARKONA, Inc. ("we," "ARKONA" or the "Company") is a Delaware corporation organized in 1992 and engaged in the software development business. Since our acquisition of substantially all of the assets of Ensign Information Systems ("Ensign") in November 2000, we have been principally engaged in the business of developing, marketing and selling software products for use in new and used-car dealership markets.


History


         Arkona was organized in 1992 for the initial purpose of seeking and acquiring business opportunities. We were originally known as The Thorsden Group, Ltd but changed our name to Sundog Technologies, Inc. in April 1999. In February 2001, we changed our name from Sundog Technologies, Inc. to ARKONA, Inc. in order to avoid a dispute with Sun Microsystems over trademark infringement.

Acquisition of Ensign Information Systems

         In late 2000, we discovered Ensign Management Systems and its primary product, the Centari Dealer Management Suite ("CDMS"). Ensign was a company that had a proven product, great technology and technologists but lacked extensive management, sales and marketing resource. On November 9, 2000, we entered into an Asset Purchase and Sale Agreement with Ensign Information Systems. Pursuant to such agreement, we issued 1,500,000 shares of common stock for substantially all of the assets of Ensign, including intellectual property. We structured the acquisition to be non-dilutive to shareholders. In order to make the transaction non-dilutive, the Company purchased from certain key shareholders 1,740,250 shares of outstanding common stock at a price of $0.02 per share.

         At the time of the asset purchase, Ensign was installing its CDMS product in nine dealerships per year. Today, we are installing our CDMS product in more than six automobile dealerships per month and are optimistic that the number of installation will continue to grow during 2001.

Merger with Arkona, Inc.; Suspension of Universal Update(TM)

         In October 1997, we acquired Arkona, Inc., a Utah corporation ("Utah Arkona"), as a wholly-owned subsidiary corporation. In 1997, Utah Arkona's founders anticipated the growth of an emerging market niche, enterprise information exchange (EIX), an outgrowth of the traditional data replication/synchronization marketplace. This technology allows rapid integration of business information systems throughout the enterprise and easy sharing of critical information with remote, occasionally connected workers and partners around the world. During December 1998, Utah Arkona completed the first shipping version of its core product, Universal Update(TM). We shipped a revised Universal Update(TM) v. 1.5, in June 1999. Although the results of pre-release evaluations were promising, early versions of Universal Update(TM) v. 1.5 did not sell well.

         In 2000, with new management and an expanded sales force, we marketed Universal Update(TM) to more than 2000 potential customers and repositioned the technology in the mobile computing market. Nevertheless, soon after the acquisition of the Ensign assets in November 2000, in light of the limited resources at our disposal and concerns over the amount of additional work required to make Universal Update(TM) a profitable endeavor, our management determined to suspend further development and marketing of Universal Update(TM) and focus our resources and attention to the automobile dealership back office products developed by Ensign. In January 2001, we merged Utah Arkona with and into the Company, with the Company surviving, in order make the name "Arkona" available to the Company.

Sale of Qui Vive; Envision Write-Off.

         On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. ("QV"). QV was engaged in the development of e-mail security software. On April 7, 2000, we sold our interest in QV to Envision Development Corporation, a Florida corporation ("Envision") in exchange for 1,482,500 shares of Envision common stock. We have since written down to zero all of our shares of Envision common stock.

Our Centari Dealer Management Suite

         Our Centari Dealer Management Suite (CDMS) is our flagship product. This innovative software solution is fully integrated and is capable of automating all major aspects of an automobile dealership, including the parts department, sales, finance, insurance, customer management and service. CDMS was developed to run on IBM's iSeries (AS400) platform, a technology that has been market-proven and offers tremendous stability. We also offer CDMS in an application service provider ("ASP") format. Whether a client wants an in-house or an ASP implementation, ARKONA is prepared to deliver a fully integrated turn-key solution.

Feature Overview

The standard new car dealership management version of CDMS includes the following features and functions.

Vehicle Sales: The Business Office application supports the sales department and features deal desking, deal contracting, managing front and back-end gross, vehicle inventory management, customer follow-up and prospect management. It also supports integrated purchase orders, and several sales tracking reports for deals and salespeople. Some features related to vehicle sales include the following:

o The deal screen has real time vehicle costs including detail for repair orders, purchase orders and parts invoices.

o This application tracks every customer contact within any dealership department.

o The prospective customer follow up on-line analysis integrates with deal program.

o It includes real-time online analysis of front and back sales and gross for capped and/or uncapped deals in a date range.

o   It includes F&I department sales, gross, and percentage penetration.

o   It can track by individual salesperson or by sales team.

o It produces follow up reports for sales in a date range and lease expiration.

Document Generation: Document Generation allows the user to program, maintain, and print F&I forms.

General Ledger: All applications integrate with the general ledger in real-time. Authorized users have easy access to G/L detail for any open or closed month. The general ledger application features accounts receivable, accounts payable, purchase orders, journal entries, cash receipts, check writing, bank deposits, cashiering, bank reconciliation, scheduled entries, full reporting of transaction detail, and is multiple company compatible.

o   Real-time online financial analysis includes:
    o Custom financial reports with up to 16 columns online and in print format
    o    Dynamic column headings and date ranges
    o    Drill down to source  documents
    o    Forecasting
    o    Compare MTD, QTD, YTD for current and any previous year.

o The general ledger function includes on-screen G/L trial balance detail by account number sorted by document number, control number, journal, or date.
o This application produces individual laser A/R statements, lien payoff laser checks, flooring laser checks and flooring EFT's.
o An electronic laser purchase order system is available for all departments; un-posted purchase orders are included in vehicle cost; the system includes a closed purchase order report.
o The journal entry system includes real-time posting to any open month, document void, selective void within a document, no batches, month-end or year-end close.
o It handles bank deposits and bank approved laser deposit slips for cash, checks, and credit cards.
o   Accounting copies of checks reprint on demand.
o This application features on-screen G/L detail by document number with drill down and reprint of source document. It also features on-screen bank statement reconciliation.
o All asset and liability accounts are controlled (scheduled) by control number, non-aged and aged detail and summary reports.
o It includes a powerful G/L transaction list in a date range by journal, account type, and/or account number. It is also sorted and subtotaled dynamically by journal, account, date, document, and/or control number.
o Combined financial statements include multiple franchises on one factory financial and/or multiple companies printed from one company.
o Parts invoices, purchase orders, checks, receipts, or repair orders can be reprinted individually, by date range, or by quantity for auditing purposes.

Vehicle Inventory: The Vehicle Information application tracks, maintains, and reports on the vehicle inventory.

o    G/L is automatically  updated when vehicles are entered into inventory.
o    One keystroke  shows  number of  vehicles,  their value and age.
o    It includes user defined fields and a paperless special order system.

Parts Inventory and Invoicing: Parts inventory & invoicing application supports the parts department and features parts inquiry, billing, special orders, integrated purchase orders, demand tracking, recommended stock orders, a physical inventory system, phase-in/phase-out, factory parts information, comprehensive sales and inventory analysis reporting, and full integration with the general ledger and accounts receivable.

o This application makes available real-time A/R customer information about credit limits, balances and more.
o    It includes a paperless special order system.
o Parts kits and a related parts system automatically bills complementary parts.
o    It can receive on-screen requests for parts from technicians.

o   It includes an inter-company parts locater.
o It includes a comprehensive dynamic days supply stock ordering system with EOQ adjustment.
o Easy on-screen physical inventory includes perpetual inventory and random or user-defined bin selection for count sheets and comprehensive on-screen and/or printed variance reports.
o Factory and manual supersessions and parts inter-changes system sells oldest part numbers first and looks for any on-hand quantity of any part number in a supersession chain.
o Overnight, phone or Internet factory part price updates require no update tapes.
o This application includes on-screen or printed real-time parts analysis reports by manufacturer or stocking group.

Portfolio Management: Portfolio Management integrates with the business office and allows the dealership to initiate and service finance contracts in the Buy-here/Pay-here format. It also includes reporting for payment receipt and investment company management.

Payroll & Personnel Management: Payroll & Personnel Management is a full in-house payroll check and tax reporting application.

Service Department: The Service Department application supports mechanical department and body shop. It features an integrated appointment system, repair order writing, sales and technician analysis reports, work-in-process management, and full integration with the general ledger and accounts receivable.

        o It includes a complete on-screen appointment system; appointments convert to repair orders.
        o On-screen work in process management includes dynamic selection and display of open repair orders by service writer and/or status.
        o It features a menu for pricing, discounts, and coupons.
        o Service can check the status of special order parts.
        o It includes an electronic repair order for actual technician time log.
        o Technicians can send a message to parts department.

Contact Management:The Contact Management application is an integrated follow-up system that features an automatic follow-up letter generation program. The application prints mailing labels, lists, or sends data to a file for selected customers. The application automatically generate letters, postcards, envelopes, or system messages based on user-defined events such as birth dates, sales anniversaries, and receipted special orders.

These features allow the Centari Dealer Management Solutions to be functionally competitive with other DMS systems while maintaining greater flexibility and a significant cost advantage.

Flexibility And Full Package Integration

         CDMS was created using a modular approach with an object oriented development scheme. Each fully featured module is tightly integrated so that all modules work together. As customers request new features, new modules are created without having to modify the entire software. Each new module is added to the software as a "plug and play" feature. This modular approach enables ARKONA to enhance and customize CDMS in a fraction of the time required by some other software providers.

         ARKONA's unique process for integrating modules permits more users to share information and allows for widespread use of company data. As a result, management and other decisions can be made based on information obtained from a variety of areas and applications. The effect can be increased productivity and a solid basis for making sound business decisions.

         In February 2001, ARKONA made CDMS available using an Application Service Provider (ASP) model. We believe that this solution gives ARKONA a significant advantage over the competition by allowing dealers to access CDMS across the Internet using inexpensive access technologies and personal computers. An ASP implementation has the following advantages over the more traditional approach: o It significantly reduces cost of entry because of the reduced need to purchase computers and software.

o It significantly reduces on-going hardware maintenance costs.

o It eliminates the need to maintain or periodically upgrade operating systems.

o  It  reduces   information  system  headcount  expense  since  ARKONA  assumes responsibility for the system.


Easy-To-Use Software

         ARKONA's CDMS is packed with features that make it easy to use and manage. CDMS was designed with the dealer in mind, not computer technicians. No programming or technical knowledge is required to use the features, including the products analytical tools. The Help Text key is one of our most user-friendly features. It often provides our clients with on-screen information when they need it, without the necessity of going to the documentation.

         Not every feature of CDMS is used by a particular dealer on a regular basis. ARKONA's streamlined design emphasizes more frequently used features, while not neglecting the less-used. For instance, Physical Inventory is integral to the Parts module. It's a handy feature that fully automates an annual or perpetual inventory count. But when it's not needed, it's off to the side so that it won't get in the way.

Security

         Our software includes state-of-the-art on-line access security. Multiple phases of security allow an operator maintenance, entry, inquiry, report or complete lockout. In addition, our security system allows a dealership to have one operator enter data and another to process it. With the use of Virtual Private Network (VPN), transactions pass securely over the Internet from server to workstation and back again.

Easy Recovery

         Recovery is built into all operations. If for any reason the system were to fail, such as during an Accounts Receivable statement run, the dealer need only restart the system and the task will pick up where it left off. In General Ledger, if the hardware fails during a major posting, the program will remember where it was and keep running from that point.

         With the release of our ASP technology, ARKONA is now looking to provide our clients with data backup and mirroring services. This service is offered to assure 24/7 data availability and recovery from data corruption or natural disasters. For clients that elect our ASP package, data availability, protection and recovery is a built-in feature. For clients operating CDMS in house, we offer this service for a monthly fee. Our ASP systems are hosted in a physical environment that is operational 24 hours a day, 7 days a week, has multiple fiber trunks from multiple sources, backup generators and runs of fully redundant hardware, power and ISP connections. The hosting facility also offers raised floors and HVAC temperature control systems with separate cooling zones and seismically braced racks. It has a wide range of security features, including state-of-the-art smoke detection and fire suppression systems, motion sensors, and 24x7 secured access, as well as video camera surveillance and security breach alarms.

Client Services


         Our goal is to ensure that, when a new dealership becomes an ARKONA client, it is just the beginning of a close working relationship. It is far less costly to keep a customer than to find a new one. Following implementation, we continue to monitor our clients experience to assure that they are using all the productivity tools and features built-in the product. Currently, we offer free unlimited phone support between the hours of 7:00 am and 6:00 pm MST Monday through Friday, and on Saturdays from 7:00 am until 2:00 pm.

         Since November, 2000, ARKONA's Client Services organization has grown by 500% in order to meet the demand for our CDMS product.

         As part of our ongoing training commitment to our clients, ARKONA is currently organizing "ARKONA University." This program is designed to provide ongoing training to our clients. Clients will be given the choice of detailed self-help manuals, classroom-style training offered at ARKONA, on-site training at the client's location or training via the Internet. We recently entered into an agreement with Web-X that enables ARKONA to provide Internet-based training.

         At ARKONA, we focus on solutions for client challenges. In some cases, that means providing a lower priced solution. It might mean software customization for a particular dealership. It might be better support and training than a customer is getting from its existing vendor. It might mean a more robust, easier to use technology. Or, it might be just mean more personal attention to a smaller dealer than our larger competitors can afford to offer. To assist in this endeavor, we have organized an Dealer Advisory Council comprised of 7-10 dealers from across the country for the purpose of helping us define and evaluate industry trends and direction. Experience continues to reinforce the business axiom that listening to your customer is the most effective way to stay ahead of the competition.

Market Overview


Market Definition

         The market for our CDMS product consists of the over 22,000 automobile dealerships in the United States. Data from recent industry surveys clearly defines the use of information systems in auto dealerships. The National Auto Dealer Association (NADA) reports:

        o 97% of auto dealers use computers, 70% use a mainframe.

        o 18% will upgrade or replace their system in each calendar year.

o The average annual dealer systems expenditure on information systems is $96,000.

        o $45,000 average for dealerships selling 150 units annually.

        o $68,000 for dealerships selling 350 new units annually.

        o $132,000 for dealerships selling 750 units annually.

o The Average Dealerships uses 13 workstations.

        o 5 terminals average for dealerships selling 150 units annually.

        o 19 terminals for dealerships selling over 750 units annually.


Market Opportunity

         ARKONA currently has approximately 100 installed dealership locations in a market consisting of over 22,000 dealerships in which automation is mandatory to staying competitive. Annually, 18% (3900 dealerships) of the target market replace upgrade or add to their systems, which creates tremendous growth potential. There are several defining market characteristics that present both a significant challenge, and a significant opportunity, for ARKONA. o Market domination by older technology. Eighty percent of the automotive dealership software market is dominated by two solutions - Reynolds & Reynolds (R&R) and Automatic Data Processing Inc. (ADP). Both of these products are based on 15 year-old proprietary technologies. ARKONA software is built on the state-of-the-art IBM iSeries (AS400) platform, making it extremely flexible to implement and maintain. It addition, the use of IBM's iSeries platform allows ARKONA to embrace newer computing models such as the ASP (Application Service Provider) or mobile computing models.

o        The market  leaders'  solutions  are expensive to install and maintain.
         Because the market leaders have captured such a large percentage of the market, there is little natural market pressure to control pricing. As a result, the prices charged by these competitors are extremely high. These extremely high prices permit ARKONA to offer its price at a price that is consistent with long-term profitability but is well below those of R&R and ADP.

o Increased competition in the automobile dealer industry. The National Automobile Dealers Association (NADA) has identified several significant trends in the retail car and truck environment that will force dealers to better manage their business, including:

o Pressure on profit margins in all departments are expect to force dealers to upgrade management procedures, marketing skills and performance in each department. Reliable, timely information is required to accomplish this.

o Franchise concentration is forcing dealers to increase volumes even while profit margins are shrinking.

o Continued improvements in product quality and extended warranties have significantly reduced the required service for new vehicles, thus impacting automobile dealers' traditional source of revenue. The shrinking service opportunity and the growth of competing third-party service providers (i.e.: Jiffy-Lube, Midas Mufflers, Brake-O, etc.) are pressuring dealers to operate their service departments as a true business entity with greater emphasis on customer satisfaction.

o Manufacturers are demanding more control over the marketing channel in an effort to manage customer satisfaction and volumes. This effort includes increased requirements in reporting, physical facilities, communications and computer systems.


The low cost and high functionality of ARKONA'S CDMS solution can help automobile dealers face many of these challenges. We view the challenges facing today's automobile dealers as a great business opportunity for ARKONA.


Protection of Intellectual Property


We regard our intellectual property as critical to our success, and we rely on copyright, trademark and trade secret protection to protect our proprietary rights in intellectual property. We are in the process of registering certain trademarks related to our CDMS product and believe that we have a common law copyright that protects the source code of such product. In addition, all of our employees involved in the creation of any software or other products we are developing are asked to sign confidentiality and invention agreements. We have not, however, attempted to apply for a formal, registered patent or copyright with respect to our CDMS product. Although we intend to continue to take steps to protect our intellectual property, there remains a risk that our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage.

 Competition


         The marketplace for automobile dealership information systems is dominated by two large companies which have established severe barriers to entry for new competitors. Market share among the major suppliers of dealer information systems is equally divided between Automated Data Processing (ADP) and Reynolds & Reynolds (R&R) with a combined market share of 80%. The remaining 20% is shared by the rest, including Electronic Data Systems, Inc. (EDS), Universal Computer Systems (UCS) and ARKONA.

         The following summaries provide general information on the major offerings of the two market leaders, ADP and R&R. The number of installed systems relates to total installations and does not breakout stand alone modules such as dealer communication systems (DCS) or finance and insurance (F&I) services. The strengths and weaknesses of each vendor are briefly mentioned.

Automated Data Processing
Dealership Systems Division
Hoffman Estates (Chicago), IL

         ADP is a large, international firm with over $1.5 billion in revenue and over 200,000 clients in all divisions, making it one of the largest independent computing and consulting firms in the U.S. The Dealership Systems Division generates an estimated $800 million in revenues from sales to automotive dealers.

Install Base:    8,000 Dealerships.
Hardware:        Proprietary.
Software:        Proprietary - PICK Operating System.

Strengths:       Large install base of dealers.
                 Highly rated in the marketplace.
                 Strong in accounting applications.
                 Local user groups in many cities.
                 Wide pricing ranges for systems.
                 National service and support.
                 Provides time sharing and service bureau services.

Weaknesses:      Very highly priced for performance.
                 Hardware has limited name recognition.
                 Hardware maintained by ADP, which is not responsive during down-time. Lack of flexibility in software performance. High internal turnover of skilled personnel, Service and Sales.
                 Lack standard features such as check reconciliation for payroll or Accounts Payable.


Reynolds & Reynolds (R&R)
Computer Systems Division
Dayton, OH

         Reynolds & Reynolds has revenues of approximately $1 billion with a major presence in several automotive market segments including auto parts wholesale distribution, automotive jobbers, auto parts retail and services. Reynolds & Reynolds also markets electronic parts catalog systems, dealer communications systems (DCS) and is the major supplier of custom computer forms for dealer systems.

Install Base:     7,000 Dealerships
Hardware:         NCR Tower
Software:         Proprietary

Strengths:        Large dealership installed base.
                  Good references.
                  Competitive pricing.
                  Well-organized service and support.
                  Strong sales and marketing organizations.
                  Form sales to competitive installations.

Weaknesses:       Frequent hardware changes.
                  Software re-licensing with hardware change.
                  New product release problems.
                  Poor customer follow-up and release problems.
                  Poor customer follow-up and servicing.


         The current market dominance of ADP and R&R creates a significant barrier to entry for ARKONA. ADP and R&R benefit from the natural reluctance of some dealerships to abandon the dominant technology and adopt a solution that is new to the dealer and backed by a relatively unknown company that has limited resources. In addition, we believe that certain automobile manufacturers (including Saturn, Volvo and Lexus) require their franchisee car dealerships to use either the ADP solution or the R&R solution. We are in the process of working with car dealerships, the NADA and automobile manufacturers in order to reduce or eliminate some of these barriers to entry.

         Although there are significant barriers to entry into the dealer market and competition is strong, there is great opportunity for ARKONA solutions. Many of the ADP and Reynolds & Reynolds systems are over 5 years old. The equipment is paid for but the systems still require high maintenance with low reliability. One of the key strengths of ARKONA is flexibility. Most dealers desire much more autonomy than what our competitive vendors can allow.

         Additionally, ADP and R&R charge very high monthly maintenance fees on both hardware and software. In some cases, they mark up hardware manufacturer's prices by 300 to 400 percent. This enables a competitor to bid a replacement system at equal or lower monthly costs even though the system is paid for.

         R&R has been particularly vulnerable because of a regular shift from one hardware supplier to another with little or no transferability of software. A dealer must re-purchase the software with each new model R&R introduces. ARKONA has been able to provide a continuous flow of software upgrades to all users regardless of purchase date or hardware model.

Employees


         As of March 31, 2001, in addition to our executive officers, we had 33 employees, including 6 computer programmers, 7 marketing and sales employees, 18 installation and support employees, and 2 administrative and clerical employees. None of our employees is represented by a collective bargaining organization, and we consider our relationship with all our employees to be satisfactory.

Certain Risk Factors


Our short and long-term success is subject to certain risks, many of which are substantial in nature. You should consider carefully the following risk factors, in addition to other information contained in this report as you evaluate us and our business. Any one of these factors could cause actual results of our operations to differ materially from projected results.

We are in the development stage and may never have significant sales.

         We are is in the development stage and have a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. As of March 31, 2001, we have installed our Centari Dealer Management Suite in approximately 100 car dealerships. We must significantly increase the number of dealerships using our products in order to attain profitability. We may never generate significant sales. Even if we generate significant sales, revenues from sales may never exceed associated costs.

We have incurred substantial losses since our inception and may continue to incur losses indefinitely into the future.

         We have  incurred  operating  losses each year since our  inception  in
1992. As of March 31, 2001, our accumulated deficit was approximately $15,234,817. We expect to incur additional losses during the fiscal year ending on March 31, 2002. Our operating expenses are expected to increase as we expand our sales force, installation employees and technical employees. Our sales revenues may not increase during our upcoming fiscal year. Even if sales revenues do increase, sales revenues may not exceed operating expenses, and we may continue to incur losses indefinitely into the future.

We require additional capital to meet our short term obligations and continue development of our products.

         We do not presently have working capital sufficient to meet our immediate term obligations. We expect to continue to rely primarily on outside financing to fund our operations for the near term and cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures would be significantly limited. If capital were to continue to be unavailable, we would be forced to cease operations.

Our accountants have included an explanatory paragraph on our financial statements regarding our status as a "going concern."

         Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 22, 2001 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities and certain assets consisting of marketable securities to sustain operations. Additional financing will be required if we are to continue as a going concern.

The market may not accept our CDMS product or other future offerings.

         Our Centari Dealer Management Suite product is relatively new, and we are operating in a market where two competitors control 80% of the market and have a significant advantage relative to market acceptance. End-users may determine not to purchase our CMDS product because of our insignificant position in the market, because of concerns about our product and related services or for various other reasons. We can provide no assurance that end-users will be interested in purchasing any of our existing or future products in the near term or the longer term.

We face significant competition from data management software developers.

         The market for automobile dealership data management software is highly competitive, and we must compete with companies that possess greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. As a result, we may be unable to obtain a significant market share in the automobile dealer management software business. In addition, competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition.

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.

         We are highly dependent upon the efforts of management and technically skilled personnel, including programmers, installers and engineers, and future performance will depend in part upon our ability to increase sales, manage growth effectively, and to retain the services of our management, our technical staff and sales staff. Because competition for management, technical and sales personnel is intense, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team of the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

We rely on our intellectual property rights, and if we are unable to protect these rights we may face increased competition and our business may be materially adversely affected.

         We regard our intellectual property, particularly our Centari Dealer Management Suite, as critical to our success, and we rely on copyright and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. Although each of our employees and consultants is asked to entered into a confidentiality and invention agreement, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to trade secrets and know-how.

         In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

Software products tend to evolve rapidly, and our competitors may develop products that are technically superior to our products.

         Our primary product, the Centari Dealer Management Suite, is primarily a software product. The software market is recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The rapid evolution of software products requires that we continually improve the performance, features and reliability of our software, particularly in response to competitive offerings by other companies. There can be no assurance that we will successfully respond quickly, cost effectively and sufficiently to these developments.

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

         We have not experienced product liability claims to date. However, our products include programs designed for mission critical applications, creating the risk that the failure or malfunction of our products may result in serious damage or loss and open us to a claim for damages. Although contract terms limit our exposure, there can be no assurance that a court would not rule such provisions to be invalid or unenforceable, or that changes in the law would render such terms void or unenforceable. A successful claim could have a material adverse effect on our operations and finances. Furthermore, the cost of defending against a claim, even successfully, could be material and could have an adverse effect on our results of operations and an adverse effect on the marketing of our products.

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.

         Our common stock is quoted on the Nasdaq OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sale in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

Our founders and officers hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.

         The founders of ARKONA, most of whom are no longer affiliated with the Company, and Caldera Holdings, L.C. collectively own and have the power to vote 23% of our issued and outstanding common stock. In addition, management of ARKONA owns and has the power to vote apprximately 16% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

Our shareholder rights plan and certain provisions in the Delaware corporate law may permit the our board to block a takeover attempt and adversely affect the value of our common stock.

         Our board of directors adopted a shareholder rights plan, and declared a dividend of an associated right, which are expected to have the effect deterring any takeover of the Company that is not preceded by board approval of the proposed transaction. The existence of such shareholder rights plan may deter potential tender offers for our common stock or other acquisition offers and may have the effect of delaying or preventing a change of control.

         In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of such corporation's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's shareholders (excluding the Interested Stockholder). These provisions prohibiting Interested Stockholder transactions could also preserve management's control of ARKONA.

Obtaining additional capital through the sale of common stock will result in dilution of shareholder interests.

We plan to raise additional funds in the future by issuing additional shares of common stock, or securities such as options or warrants or preferred stock, that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

Our stock price is volatile and subject to manipulation.

The market price of our common stock, like that of the securities of other development stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

         o Manipulation of our stock price by existing or future shareholders;
         o  Announcements   by  us  or  competitors   concerning   technological
         innovations, new products or procedures developed by us or our competitors,
         o The adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally,
         o Disputes relating to patents or proprietary rights,
         o Publicity regarding actual or potential results relating to product candidates under development by us or a competitor,
         o Delays in product development,
         o Slow acceptance of our products in new or existing markets, and

         o Economic and other external factors, as well as period-to-period fluctuations in financial results.

Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.

Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without shareholder approval. This issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock

We have not declared any dividends with respect to our common stock.

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

Shares of our common stock may be deemed to be "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is a an equity security that:

         o Is priced under five dollars;

         o Is not traded on a national stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market;

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

Our common stock has a trading price below five dollars; our common stock is not trading on an exchange or NASDAQ; we have average revenues of less than $6 million and, as a result of the recent write-off of our share of Envision Development Corporation common stock, we have less than $2 million dollars in net tangible assets. Accordingly, we believe that our common stock is presently a "penny stock." At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

         o Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

         o In connection with the execution of any transaction involving a penny stock, certain broker dealers must deliver to certain purchasers the following:
                  o bid and offer price quotes and volume information;
                  o  the  broker-dealer's  compensation  for  the  trade;
                  o the compensation received by certain salespersons for the trade;
                  o monthly accounts statements; and
                  o a written statement of the customer's financial situation and investment goals.

These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks. These regulatory burdens may severely affect the liquidity and market price for our common stock.


Item 2.  Description of Property

         ARKONA owns no real property. We currently lease a 11,800 square foot facility located at 10542 South Jordan Gateway, Suite 200, South Jordan, Utah 84005. We conduct all of our corporate, administrative, research and development activities at this facility. The lease of the facility will expire July 31, 2005, and our base monthly lease payment is $18,743.50 per month. The facilities are in good condition, and we believe they will adequately serve us for at least another year. Because our current facilities are adequate, we do not anticipate any expansion of existing facilities or any acquisition of additional facilities for at least one year.

         As part of our acquisition of Ensign we assume a lease with respect to 2800 square feet of office space in Salt Lake City, Utah. The lease will expired on April 1, 2002, and our base monthly lease payment is $4,825.93. We do not use such office for our operations and are presently subleasing such office for approximately $4,600 per month.

Item 3.  Legal Proceedings

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Price

         On approximately October 26, 2000, the OTC Bulletin Board began quoting our common stock under the symbol ARKN.OB. The table below sets forth the high and low bid quotations for our common stock as reported on the over-the-counter bulletin board. Prior to the time the OTC Bulletin Board began quoting our common stock, our common stock was traded only on the "pink sheets." We do not have access to price information for those periods.

 Fiscal Year Ended March 31, 2001                 Low              High
                                            ----------------   ----------------

 Quarter ended December 31, 2000                 $0.19            $0.56
 Quarter ended March 31, 2001                    $0.34            $1.09

         The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions. The last sale price of our common stock, as reported on the OTB Bulletin Board on June 26, 2001 was $.21 per share.

Outstanding Shares and Number of Shareholders

         As of March 31, 2001, there were approximately 14,347,578 shares of our common stock issued and outstanding, which were held by approximately 425 holders of record. We have never issued preferred stock, and we have never declared or paid dividends on any class of our equity securities.

Recent Sales of Unregistered Securities

         During the fiscal year ended March 31, 2001, the Company sold and issued 2,772,728 shares of common stock for cash proceeds of $2,759,081 at a average price of approximately $1.00 per share in transactions that were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The Company also issued 46,632 shares at an average price of $4.00 in connection with the exercise of warrants, 30,000 shares at an average price of $1.00 per share in connection with the exercise of employees options and 1,500,000 shares in connection with its purchase of the assets of Ensign Information Systems in transactions that were exempt from registration under the Securities Act. During the same period, the Company repurchase from key shareholders 1,740,250 shares of common stock in transactions that were exempt from registration under the Securities Act. Except for the sales occurring during the quarter ended March 31, 2001, which are disclosed in the following paragraph, information regarding such sales is included in the Quarterly Report on Form 10Q-SB relating to the quarter in which such sales occurred.

         During the quarter ended March 31, 2001, we offered and sold 400,000 shares at $.75 per share and 480,000 shares at $1.00 per shares in two related transactions to a single accredited investors. The offers and sales of such shares of our common stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.   Management's Discussion and Analysis

Overview

         From 1996 through late 2000, the primary product of ARKONA, Inc. (formerly Sundog Technologies, Inc.) was a data base technology called Universal Update. Universal Update allows rapid integration of business information systems throughout the enterprise and easy sharing of critical information with remote, occasionally connected workers and partners around the world. Until early 2001, the Company worked to develop and sell the Universal Update technology.

         The fiscal year ended March 31, 2001 was a year marked with substantial change for ARKONA. During the year, our focus and direction changed from our Universal Update products and the mobile computing industry to our newly acquired Centari Dealer Management Solution (CDMS) and the automobile dealership management industry.

         We began the year focused on Universal Update as a stand-alone product and on positioning Universal Update's underlying technology in the mobile computing market. During the late summer of 2000, we began acquisition discussions with Ensign Information Systems. In November 2000, ARKONA acquired substantially all of the assets and specific liabilities of Ensign Information Systems, a developer of automotive dealership software. In late 2000 and early 2001, we determined that we became concerned over the amount of additional work required to make Universal Update a profitable endeavor and, in light of our limited resources, determined to suspend further development and marketing of Universal Update and focus our resources and attention on CDMS and the automobile dealership management industry.

         Our present focus is to develop the growth potential in the automotive dealership software industry of our CDMS product. When we acquired the CDMS product from Ensign, it already had a customer base and was a proven product. At the time of the acquisition, Ensign had installed 9 systems in the prior 12 months. The company is currently installing an average of 6 systems per month.

Results of Operations

Fiscal Year Ended March 31, 2001 ("FY2001") Compared With Year Ended March 31, 2001 ("FY2001")

         Revenues for the FY2001 were $327,015, compared to $45,975 for FY2000. Revenues for the current year were generated through the sale of CDMS, the Company's automobile dealer management solution and monthly maintenance fees from dealers using CDMS. Revenues for the year ended FY2000 were due to fees for consulting services and the sale of Universal Update software licenses. The reason for the increase in revenue in FY 2001 is attributable to sales of CDMS. We believe that sales will continue to increase in the future.

         Cost of sales totaled $183,447 in FY2001, compared to $47,125 in FY2000. Operating expenses for FY2001 totaled $7,253,869 as compared to $4,001,682 for FY2001. The increase in cost of sales is due to expenses associated with providing support to existing CDMS customers and installation and training expenses in connection with new CDMS sales. Marketing, general and administrative expenses totaled $3,358,901 in FY2001, compared to $1,849,283 in FY2000. The increase was due to an increase in sales and marketing salaries associated with Universal Update, all of which were eliminated by the end of FY 2001 due to the change in focus to the automobile dealership industry. Depreciation and amortization expense increased by $94,499 to $266.984 in FY 2001. The increase was due primarily to amortization expense associated with goodwill and Ensign intellectual property. The Company also recognized $3,135,500 of deferred compensation during FY 2001 as compared with $1,507,500 for the year ended March 31, 2000. The deferred compensation is a result of options that vested during the period that were granted at a price lower than the then market value. Most of this compensation expense is not attributable to options granted by the Company; rather, it is attributable to the grant by Caldera Holdings, L.C. to employees of the Company and others of derivative options to purchase outstanding common stock owned by founders of the Company. (See "Item 12 Certain Relationships and Related Transactions.")

         Operating expenses in FY2001 included $576,021 in research and development expense, compared to $597,774 FY2000. The change in development was minimal relative to cost. However, the change in development staff was nearly complete with only one engineer still with the Company that was with the company before the Ensign acquisition. Notwithstanding the minimal change in development expense, we expect that research and development expenditures will increase in the coming year due to planned increases in engineering.

         On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. QV was engaged in the development of e-mail security software. On April 7, 2000, we sold our interest in QV to Envision Development Corporation, a Florida corporation in exchange for 1,482,500 shares of Envision common stock. During late 2000, following a restatement of its assets and a liquidity crisis, Envision discontinued operations. As a result, we have since written down to zero all of our shares of Envision common stock. The $20,465,829 loss on disposal of investment securities reflected on our Statement of Operations is the result of our write of the value of our shares of Envision common stock.

         The net loss for the year ended March 31, 2001 was $6,926,854 (or $0.46 per share) compared to a loss of $6,265,746 (or $0.54 per share) in the year ended March 31, 2000. The increased loss was primarily due to the recognition of deferred compensation and increases in marketing and general and administrative expenses.

         Despite all the changes during FY 2001, we are very optimistic concerning the Company's future. Sales of CDMS have increased since our acquisition of the product, and nearly all of last year's sales occurred in the 4th Quarter. First quarter FY 2002 is currently winding up, and we expect substantial increases in sales to continue.

Liquidity and Capital Resources

         At March 31, 2001, we had cash and cash equivalents of $35,221 as compared to cash and cash equivalents of $492,657 as of March 31, 2000. The decrease in due to a decrease in cash on hand.

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

         Our current cash and cash equivalents are insufficient to fund our activities during the coming year. Management currently expects, but can provide no assurance, that its revenues will be sufficient to fund the operations of the Company sometime during the coming fiscal year. However, until our revenue increases, or if we are not successful in increasing our revenues as projected, we will be required to seek additional funding through the sale of our securities. Although we are seeking financing from several private and institutional sources, we do not have any commitments to provide the capital we expect to need during the coming fiscal year.

         Although we do not expect to make any purchases of new plants during coming year, we do plan to purchase significant amounts of additional computer equipment for our ASP hosting facility and research and development efforts. We also continue to evaluate new product opportunities and may, if necessary, seek to add equipment and personnel to pursue such opportunities in the future. If we purchase significant amounts of additional computer equipment or expand our operations to develop new products, we may need to seek additional financing through borrowing or the sale of securities.

         There can be no assurance that additional funding will be available as required or on terms that are favorable to the Company. The issuance of shares of the Company's common stock or other securities convertible into such securities will result in dilution to the shareholders of the Company and such dilution may be material and substantial.

         Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Our independent public accountants have issued their report dated March 31, 2001 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited, and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations in the past. Additional financing will be required if we are to continue as a going concern. If such additional funding cannot be obtained, we may be required to scale back or discontinue its operations. Even if such additional financing is available, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

Item 7.  Financial Statements

         The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-13 of this report.

Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

         The following tables sets forth the names, ages, positions, and tenure of the directors of the Company as March 31, 2001.

         Name                  Age                 Position                            Director Since
----------------------     -----------    -------------------------------------     ---------------------
Alan Rudd                      49         CEO, Chairman of the Board                    January 2000
Richard Holland                40         President, Vice President of                  November 2000
                                          Engineering, Director
Bryan Allen                    34         Director                                      August 2000


         The following paragraphs sets forth certain biographical information about each of the foregoing:

         ALAN RUDD, 49, joined ARKONA as Chairman and Chief Executive Officer on January 1, 2000. Rudd brings more than 20 years experience in the computer industry to ARKONA. From March 1996 to November 1999 Rudd was the CEO of Vinca Corporation, a Utah-based company that provided continuous availability software for Microsoft-, Novell- and IBM-distributed network platforms. Under Rudd's leadership Vinca became a recognized worldwide leader in high availability solutions. In recognition of his achievements, Rudd was named Utah's 1999 Entrepreneur of the Year. Vinca was acquired by Legato Systems of Palo Alto, California (NASDAQ: LGTO) on July 31, 1999.

         In addition to building Vinca Corporation into a market leader, Rudd spent ten years in senior management positions at Novell where he helped to grow Novell into the worldwide leader in network computing with sales of more than $1.4 billion. His positions at Novell included Legal Counsel, Regional Manager, Area Director and Vice President of OEM Operations.

         Rudd has a bachelor's degree in Business Administration and Finance and a juris doctorate from Brigham Young University. Following law school, he spent seven years as in-house legal counsel for several corporations, including State Farm Insurance and Prime Computer, before joining Novell and moving into corporate management.

         RICHARD HOLLAND, 40, joined ARKONA in November 2000 and has been President of ARKONA since April 2001. Holland was formerly president and co-founder of Ensign Information Systems and has been designing and developing cutting-edge technology systems for more than 23 years. He wrote his first computer program at the age of 17 and has been a leading innovator since that time. As co-founder of Ensign, Holland was the chief system architect of their fully integrated business management software that has improved communications within organizations to improve customer relationships and profitability. Before starting Ensign in 1994, Holland was the national sales manager for Cars/Dyatron, a specialist in General Motors dealership software, from 1980 to 1994. Under his leadership sales increased more than 240% over a two-year period. Prior working at Cars/Dyatron, he was general manager of Advanced Computer Systems (ACS), the first company to introduce IBM PC-based systems for the automotive dealer industry.

         Holland has a Bachelor of Science degree in Tax Accounting and Finance from the University of Utah. He is also a Certified IBM Professional.

         BRYAN ALLEN, 33, is outside counsel to ARKONA and has served as director of ARKONA since August 2000. Since October, 2002, Allen has been of counsel at the law firm of Stoel Rives LLP in Salt Lake City, Utah, where he advises clients on corporate, securities, acquisition and other business matters. Prior to joining Stoel Rives LLP, Allen was a shareholder at the law firm of Parr Waddoups Brown Gee & Loveless in Salt Lake City, Utah. Allen received bachelors degrees, summa cum laude, from the University of Utah in Economics and Chinese Studies, received a masters degree in religion, cum laude, from the Yale Divinity School, and received his Juris Doctorate from Yale Law School.

         The following tables sets forth the names, ages, positions, and tenure of the officers of the Company as March 31, 2001(excluding the officers who are also directors and are described above).


              Name                        Age                       Position                       Officer Since
----------------------------------     -----------    -------------------------------------     ---------------------
Steve Russo                                43         Vice President of Operations, Chief          February 2000
                                                      Financial Officer

Arthur Dearing                             42         Vice President of Worldwide                  February 2000
                                                      Business Development

Jeffrey Swain                              42         Vice President of Strategic                  February 2000
                                                      Relations

Blake Nielson                              40         Vice President - Client Services             November 2000


         STEPHEN L. RUSSO, 42, has been the Vice President of Operations and the Chief Financial Officer of ARKONA since February 2000. He is a CPA, and his education and experience in accounting and operations span more than 19 years and include expertise in financial system design and implementation with significant experience in SEC disclosure and compliance. From October 1992 to October 1999, Russo served as vice president of operations and CFO of Vinca Corporation, where he was instrumental in growing the company to the worldwide leader in high availability solutions. From September 1989 to October 1992, Russo served as president of Merisoft, a high-tech voice recognition company, where he was also instrumental in growing the company and selling it for a substantial profit. Russo is a graduate of Brigham Young University with a degree in Accounting.

         ARTHUR DEARING, 41, has been the Vice President of Worldwide Business Development for ARKONA since February 2000. Dearing brings more than seventeen years of experience in high technology, including the ownership of two successful computer businesses offering complete system design and consulting services. He was the principal architect of a POS system that is still being used today by a major retail grocery chain. Prior to commencing work at ARKONA, Dearing was Director of Strategic Relations for Vinca Corporation from December of 1993 to January of 2000, where he demonstrated the ability to more than double revenue through an OEM and marketing relationship with IBM. Through the IBM partnership he was the key player in multi-million dollar sales to both the Bank of Brazil and Wal-Mart. Dearing has extensive experience in setting product strategy with his broad range of technical expertise. He spent approximately two years, from January of 1992 to November of 1993, at DEC in Technical Consulting where he was responsible for supporting sales in the design and implementation of systems for large enterprise customers. While at DEC, Dearing was largely responsible for a multi-million dollar deal with Micron for the technical support of PC LANs in eight states. Arthur has a Bachelor of Science in Engineering from San Diego State University.


         JEFFREY L. SWAIN, 41, has been Vice President of Strategic Relations for ARKONA since February 2000. His role includes the development of a two-tier distribution channel as well as the development of OEM partners with the intent of proliferating ARKONA's technologies into hot markets such as mobile computing and Web content update. Swain brings more than twelve years of sales experience in the network computing industry having served as Director of Channel Sales for Legato Systems, Inc., a leader in enterprise storage management, from January 1999 to February 2000. While at Legato, Jeff increased channel sales over 40% in less than six months. He managed the inside sales team and in one sales promotion his team increased software maintenance sales by 400%. Swain has shown an in-depth knowledge of selling through a channel and has developed strong and sustained relationships with the key channel partners in this industry. Prior to working at Legato, he was a Major Market Account Manager for Informix in the Southeastern region from April 1996 to December 1997. He proved his ability to sell to large complex companies such as Walt Disney World, W.R. Grace and the State of Florida. Swain also sold a site license to twelve counties in Florida to be used for statewide electronic ticketing. Jeff developed particular expertise in selling to state and local government entities as State and Local Government Sales Manager for Novell from July 1994 to April 1996. He and his team sold a master site license agreement to seventeen of the twenty top states in the United States, plus multi-million dollar site licenses to the EPA and US Courts. Swain attended Brigham Young University with an emphasis in Business Management and Psychology.


         In addition to the foregoing directors and executive officers, the following employees are expected to make a significant contribution to the business of ARKONA:

         BLAKE NIELSON, 40, Vice President--Client Services and founder of Ensign Information Systems, brings over 14 years of experience in client services with other automotive industry related companies. He is responsible for customer satisfaction through successful product installations, client training and ongoing product support and maintenance. Before becoming part of ARKONA, Blake was one of the founders of Ensign Information Systems and the vice president of operations. He has proven his ability to start a company from the beginning and make it successful financially and technologically. Before founding Ensign in 1994, Nielson was the regional director of Client Services for Sunguard Business System beginning in 1992. Prior to Sunguard, Nielsen was head of Client Services at Advanced Computer Systems from 1990 to 1992.

         Nielson has a Bachelor of Science degree from Brigham Young University in Financial Planning and an AS/400 Certified Specialist. He also served on the Internal Revenue Service Technology Committee for one term.


         SUSAN RICHARDS, 52 , Vice President of Marketing--Communications joined ARKONA in April of 2000, bringing with her more than fifteen years of experience in the network computing industry in all facets of marketing communications. She has been instrumental in building company and brand recognition for both large and small companies through public relations, advertising, events and other marketing programs.

         Prior to joining ARKONA, Richards directed all marketing communications for Vinca Corporation, the worldwide leader in high availability solutions from April 1993 to April 1999. She jointed Legato Systems, Inc. when Vinca Corporation was sold to Legato in April 1999 and, until March 2000, directed all public relations worldwide for Legato. Richards held several key positions at Novell in Corporate Communications and Marketing Communications for Service and Education from June 1986 to April 1993, and she was also a senior associate with Network Associates handling public relations activities for numerous clients including Novell and WordPerfect.

Item 10.  Executive Compensation

Summary Compensation Table

         The following table summarizes the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, as well as all other executive officers of the Company whose aggregate compensation for the fiscal year ended March 31, 2001 exceeded $100,000 (collectively, the "Named Executive Officers").



                Annual Compensation                                              Long-Term Compensation
           ---------------------------                                      -------------------------------
                                                                                 Awards                Payouts
                                                                                 ------                -------

                                                             Other
                                                             Annual       Restricted     Securities                     All Other
 Name and Principal                     Salary    Bonus     Compensa-       Stock        Underlying    LTIP Payouts    Compensation
     Position                   Year      ($)     ($)       tion ($)     Award(s) ($)     Options         ($)               ($)
     --------                   ----      ---     ---       --------     ------------     -------         ---               ---
 Alan Rudd, CEO                 2001    205,800    --          --            --            --              --               --
                                2000     56,250    --          --            --            --              --               --
                                1999       --      --          --            --            --              --               --

                                2001   113,750     --          --            --          25,000            --               --
Stephen L. Russo, VP of         2000    21,666     --          --            --         125,000            --               --
Operations and CFO              1999       --      --          --            --            --              --               --

                                2001    136,711    --          --            --          25,000            --               --
Jeffrey Swain, VP of            2000    26,666     --          --            --         100,000            --               --
Strategic Relations             1999       --      --          --            --            --              --               --

Arthur Dearing, VP of           2001   115,945     --          --            --          25,000            --               --
Worldwide Business              2000    20,833     --          --            --         100,000            --               --
Development                     1999       --      --          --            --            --              --               --



Option Grants in Last Fiscal Year

         The following table sets forth-individual grants of options to acquire shares of Common Stock made by the Company to the Named Executive Officers during the fiscal year ended March 31, 2001.


                                                    Percent of Total
                                                   Options Granted to
                                                  Employees in Fiscal
    Name                      Options Granted            Year              Exercise Price         Expiration Date
-------------                 ---------------            ----              --------------         ---------------

Alan Rudd                          --                      --                     Nil                    Nil

Stephen Russo                    25,000                   3 %                    $0.30                 10/1/06

Jeffrey Swain                    25,000                   3 %                    $0.30                 10/1/06

Arthur Dearing                   25,000                   3 %                    $0.30                 10/1/06

Aggregated Option Exercises and Year-end Option Values

         The following table provides information regarding options held by the Named Executive Officers as of March 31, 2001and options exercised by them during the year ended March 31, 2001:



                        Securities
                        Acquired on                   Unexercised Options at                Value of Unexercised
                         Exercise       Aggregate       March 31, 2001                    In-the-money Options at
                          Value           Value     Exercisable   Unexercisable             March 31, 2001(*)
 Name and Position         (#)          Realized       (#)            (#)              Exercisable          Unexercisable
---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------

Alan Rudd, CEO              Nil            Nil           Nil             Nil                 Nil                Nil
---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------

Stephen L. Russo, VP        Nil            Nil         100,000          15,000             $21,000              Nil
of Operations and CFO                                  35,000                                Nil
---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------

Jeffrey Swain, VP of        Nil            Nil         25,000           50,000             $5,250             $10,500
Strategic Relations                                    35,000           15,000               Nil                Nil

---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------

Arthur Dearing, VP          Nil            Nil         25,000           50,000             $5,250             $10,500
of Worldwide                                           35,000           15,000               Nil                Nil
Business Development
---------------------- ------------- -------------- -------------- ----------------- -------------------- ----------------

* On March 30, 2001, the closing sale price for a share of ARKONA common stock on the OTC Bulletin Board was $.51 per share.

Director Compensation

         Currently, non-employee directors are not compensated. The Company may consider providing stock options and other incentive awards to directors in order to align their interests with the overall interests of the Company.

Employment Agreements and Change of Control Arrangements

         The Company does not currently have written employment agreement with any of its Named Executive Officers.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of March 31, 2001 with respect to the beneficial ownership of shares of the Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director or nominee, by each of the Named Executive Officers and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

                                                                               Beneficial Ownership
                                                                   -------------------------------------------------
                                                                                as of June 15, 2001(1)
 Name and Address of Beneficial Owner                                  Number of Shares       Percentage of Class(2)
 ------------------------------------                                  ----------------       ----------------------

Directors and Named Executive Officers

Alan Rudd  (CEO and Director)
6769 Walker Mill Drive
Salt Lake City, UT 84124                                                     1,117,000                    7.7 %

Richard Holland (President and Director)
3257 Shelby Court
Salt Lake City, UT  84121                                                      731,000                    5.0 %

Bryan Allen (Director)
2172 East Kensington Avenue
Salt Lake City, UT  84093                                                         Nil                      Nil

Blake Nielsen (VP - Client Services)
10073 Silver Streak Dr.
South Jordan, UT 84095                                                         360,000                    2.5 %

Stephen Russo ( VP-Operations and CFO)
530 South 330 West
Orem, UT  84058                                                                183,000(3)                 1.3 %

Jeffrey Swain (VP-Strategic Relations)
1236 East 1440 South
Spanish Fork, UT 84660                                                         110,000(4)                   *


Arthur Dearing (VP-Worldwide Business Development)
4269 West Lochshire Cir.
South Jordan, UT 84095                                                         125,600(5)                   *
Principal Holders of Common Stock

Caldera Holdings LLC
36 South State St.
Suite 2000
Salt Lake City, UT 84111                                                     1,550,000(6)                10.7 %

John Blumenthal
4432 Emigration Canyon
Salt Lake City, UT 84108                                                     1,178,000                    8.1 %

All officers and directors as a group (8 persons)                            2,664,100(7)                18.5 %

* Indicates the ownership of less than 1% of the outstanding common stock.
---------------------------

(1) Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of June 15, 2001 has been calculated as though shares of Common Stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

(2) The percentage indicated represents the number of shares of Common Stock, warrants and options exercisable within 60 days held by the indicated shareholder divided by the sum of (a) the number of shares subject to options exercisable by such shareholder within 60 days and (b) 14,347,578, which is the number of shares of Common Stock issued and outstanding as of March 31, 2001.

(3) Includes 35,000 options issued under the Company's option plan with an exercise price of $0.60 and 100,000 options granted to Mr. Russo by Caldera with an exercise price of $0.30 per share. See "Certain Relationships and Related Transactions."

(4) Includes 35,000 options issued under the Company's option plan with an exercise price of $0.60 and 75,000 options granted to Mr. Swain by Caldera. See "Certain Relationships and Related Transactions."

(5) Includes 35,000 options issued under the Company's option plan with an exercise price of $0.60 and 100,000 options granted to Mr. Dearing by Caldera with an exercise price of $0.30 per share. See "Certain Relationships and Related Transactions."

(6) Caldera became beneficial owner of such shares pursuant to an agreement with certain founding shareholders of the Company described in this Form 10-KSB under the heading "Certain Relationships And Related Transactions." Although Caldera does not have the right to receive any dividends or financial benefits associated with such shares, Caldera is considered the beneficial owner of the shares subject to its agreement with the founding shareholders because it has dispositive power and voting power with respect thereto.

(7) Includes 407,500 options to purchase Common Stock exercisable within 60 days of June 15, 2001.

Item 12.  Certain Relationships and Related Transactions

         Certain founding shareholders, specifically, Marty Alfred, Bruce Baird, Jeffrey Barlow, John Blumenthal, Tim Kapp, Stephen Russell, Dave Valenti, Gary Wright and John Zollinger, obtained Common Stock in return for contributions and development of the Company predecessor, Arkona, L.L.C., which was subsequently merged into The Thorsden Group Ltd. and renamed Sundog Technologies, Inc. These founding shareholders received a total of 7,000,000 shares of Common Stock and then, collectively, entered into an agreement with Caldera Holding Company, L.C., wherein Caldera was given the right to grant derivative options to third parties with respect to 3,761,500 (reduced to 1,550,000 as a result of buybacks of founder's shares) of such shares in order to encourage the development and increased productivity of ARKONA. Holders of the shares underlying the derivative options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to its agreement with the founding shareholders so long as the agreement remains in place. The agreement expires upon the earlier of January 2003 and Caldera's award of the last of the derivative options, at which time voting power returns to the founding shareholders. As an inducement to the new management team of ARKONA to join the Company, Caldera has granted the following officers the number of derivative options following each of their names: Steve Russo (100,000), Jeff Swain (75,000), and Arthur Dearing (75,000). Caldera granted 1,087,500 derivative options to Alan Rudd, who transferred such options to the Company in December 2000.

         Bryan Allen, Director, is of counsel with the law firm of Stoel Rives LLP. Mr. Allen provides legal services to ARKONA when, if and as requested by ARKONA. During the fiscal year ended March 31, 2001, Stoel Rives billed ARKONA for $27,777 in legal services.

         Alan Rudd, CEO and Director, has loaned the Company $385,000 at 14% interest under a promissory note due December 31, 2001. Accumulated interest as of March 31, 2001 was $9,128.

         On November 9, 2000 the Company entered into an Asset Purchase and Sale Agreement with Ensign Information Systems. Pursuant to such agreement, we issued 1,500,000 shares of common stock (adjusted to reflect the reverse split) for substantially all of the assets of Ensign, including intellectual property. Richard Holland and Blake Nielson, who joined the Company following its acquisition of Ensign and are currently serving as President and Vice President--Client Services respectively, each owned 50% of the outstanding common stock of Ensign at the time our acquisition of the Ensign assets was consummated.

Item 13.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------

2.1                Asset  Purchase  and Sale  Agreement  between     Incorporated by reference to the
                   the Company and Ensign Information Systems        Company's Quarterly Report on Form
                                                                     10-QSB filed with the SEC on November
                                                                     14, 2000

2.2                Agreement  and  Plan of  Merger  between  the     Incorporated by reference to the
                   Company and Arkona, Inc. (a Utah corporation)     Company's Quarterly Report on Form
                                                                     10-QSB filed with the SEC on February
                                                                     13, 2001

3.1                Certificate of Incorporation                      Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

3.2                Amendment to Certificate of Incorporation         Incorporated by reference to
                                                                     Definitive Information Statement on
                                                                     Form 14C filed with the SEC on May 6,
                                                                     1998

3.3                Certificate of Designation  regarding  Series     Incorporated   by   reference  to  the
                   A Preferred Stock                                 Current  Report on Form 8-K filed with
                                                                     the SEC on January 18, 2001.

3.4                Amendment  to  Certificate  of  Incorporation     Incorporated by reference to the
                   (reverse stock split; name change)                Company's Quarterly Report on Form
                                                                     10-QSB filed with the SEC on February
                                                                     13, 2001

3.5                Certificate  of Merger  (Company  and  Arkona     Incorporated by reference to the
                   Utah)                                             Company's Quarterly Report on Form
                                                                     10-QSB filed with the SEC on February
                                                                     13, 2001

3.6                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

10.1               1992 Stock Option Plan                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

10.2               Form  of   Employee   Confidentiality,   Work     Incorporated by reference to the
                   Product and Non-competition Agreement             Company's Quarterly Report on Form
                                                                     10-QSB for the quarter ended December
                                                                     31, 1997, as amended, filed with the
                                                                     SEC on May 7, 1998


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------

10.3               1999 Stock Option Plan                            Incorporated  by reference to the
                                                                     Company's  Annual Report on
                                                                     Form 10-KSB for the year ended March 31, 1999
                                                                     filed with the SEC on June 29, 1999


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

10.5               Master Lease between Parkway Tower, L.L.C.        Incorporated by reference to Annual
                   and the Company.                                  Report on Form 10-KSB filed with the
                                                                     SEC on July 14, 2000

10.6               Rights Agreement dated December 22, 2000          Incorporated by reference to the
                                                                     Current Reporton form 8-K filed with
                                                                     the SEC on January 18, 2001


         (b)      Reports on Form 8-K

         The Company filed four reports on Form 8-K during the quarter ended March 31, 2001. On January 18, 2001, the Company filed a Current Report on Form 8-K in which it reported its adoption of a shareholder rights plan and the declaration of a dividend of one Right for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock.

         On January 19, 2001, January 23, 2001 and March 8, 2001, the Company filed Current Reports on Form 8-K in which it included Regulation FD disclosure.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2001.

                            ARKONA Technologies, Inc.


                            By: /s/ Alan S.Rudd
                                --------------------------------------
 .
                                    Alan S. Rudd
                                    President, Chief Executive Officer


                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature to this Form 10-KSB appears below hereby constitutes and appoints Alan S. Rudd and Stephen Russo, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


          Signature                                      Title                                       Date
          ---------                                      -----                                       ----

           /s/ Alan S. Rudd                          Chief Executive Officer and                June 28, 2001
           -----------------                         Director (Principal Executive
               Alan S. Rudd                          Officer)


           /s/ Richard Holland
           --------------------                      President, Vice   President   of           June 28, 2001
               Richard Holland                       Engineering and Director


           /s/ Stephen Russo
           --------------------                      Chief Financial Officer                    June 28, 2001
               Stephen Russo                         (Principal Financial and
                                                     Accounting Officer)


          /s/ Bryan Allen                            Director                                   June 28, 2001
          ----------------
              Bryan Allen

                                  ARKONA, INC.

                          [A DEVELOPMENT STAGE COMPANY]

                                 March 31, 2001

                       [WITH INDEPENDENT AUDITORS' REPORT]



                                  ARKONA, INC.
                          [A DEVELOPMENT STAGE COMPANY]
                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

Independent  Auditors'  Report                                                                              F-1

Balance Sheet -- March 31, 2001                                                                             F-2

Statements of Operations and Comprehensive Income for the years ended March 31, 2001 and 1999,
and for the  period  from  inception  [June 11,  1992]  through  March 31,  2001                            F-3



Statement of  Stockholders'  Equity/(Deficit)  for the period from inception  [June 11, 1992] through
March 31, 2001                                                                                              F-4

Statements  of Cash  Flows for the years  ended  March 31,  2001 and 1999,  and for the  period  from
inception [June 11, 1992] through March 31, 2001                                                            F-5

Notes to Financial Statements                                                                            F-6 - F-13


Independent Auditors' Report
The Board of Directors and Shareholders
ARKONA, Inc.[a development stage company]


We have audited the accompanying balance sheet of ARKONA, Inc., [a development stage company] formerly known as Sundog Technologies, Inc., as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2001 and 2000, and for the period from June 11, 1992 [inception] through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Arkona, LLC, a limited liability company and predecessor of Arkona, Inc., for the period from inception through December 31, 1996, were audited by other auditors whose report dated September 30, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARKONA, Inc., [a development stage company] as of March 31, 2001, and the results of operations and cash flows for the periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has experienced losses from operations since its inception and has not yet begun generating significant revenue, which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ MANTYLA McREYNOLDS
Salt Lake City, Utah                         ----------------------
June 22, 2001                                    MANTYLA McREYNOLDS


                                  ARKONA, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                 March 31, 2001

                                     ASSETS
                                     ------
Current Assets
  Cash & cash equivalents - Notes 1 & 2                                      $     35,221
  Accounts receivable                                                              81,683
  Employee advances                                                                 8,540
  Marketable securities available for sale - Note 8                                 1,410
  Prepaid expenses                                                                 10,787
                                                                             ------------
                        Total Current Assets                                      137,641
                                                                             ------------
Property and Equipment - Note 6
  Property and equipment                                                          550,163
  Less: Accumulated depreciation                                                 (286,276)
                                                                             ------------
                     Net Property and Equipment                                   263,887
Other Assets
  Deposits - Note 9                                                                17,779
  Goodwill from Ensign purchase (net) - Note                                      261,037
  Intellectual property (net) - Note                                              241,998
  Intangible assets - Note 4                                                       42,605
                                                                             ------------
                         Total Other Assets                                       563,419
                                                                             ------------
                            TOTAL ASSETS                                     $    964,947
                                                                             ------------

                  LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
                  --------------------------------------------
Current Liabilities
  Accounts payable                                                           $    421,740
  Accrued liabilities                                                              13,959
  Deferred revenue                                                                174,653
  Current portion of capital leases - Note 5                                       28,672
                         Total Current Liabilities                               639,0244
Long-Term Liabilities
  Capital leases payable - Note 5                                                  61,790
  Note payable - related party - Note                                             109,128
  Less current portion of capital leases                                          (28,672)
                                                                             ------------
                        Total Long-Term Liabilities                               142,246
                                                                             ------------
                             Total Liabilities                                    781,270
                                                                             ------------
Stockholders'  Equity/(Deficit) --      Notes   7,   8, 11 & 13

Preferred  stock  -- 10,000,000 shares authorized, $.001 par
    value; no shares issued and outstanding                                             0

  Capital stock -- 50,000,000 shares authorized, $.001 par
    value; 14,408,912 shares issued and outstanding                                14,409

  Additional paid-in capital                                                   18,322,868

  Unearned compensation                                                        (2,903,250)

  Accumulated unrealized losses on investments                                    (15,532)

  Deficit accumulated during the development stage                            (15,234,817)
                                                                             ------------
                   Total Stockholders' Equity/(Deficit)                           183,678
                                                                             ------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)               $    964,948
                                                                             ------------
                 See accompanying notes to financial statements


                                  ARKONA, INC.
                          [A Development Stage Company]
                Statements of Operations and Comprehensive Income
      For the Years Ended March 31, 2001 and 2000, and for the Period from
                Inception[June 11, 1992] through March 31, 2001
                                                       Year                    Year                  Period from
                                                       ended                  ended             June 11,1992 Through
                                                      3/31/01                3/31/00                   3/31/01
                                                 ------------------     -------------------     ----------------------
Revenues - Note 1                            $             327,015  $               45,975  $                592,428
Operating Expenses
 Cost of sales                                             183,447                  47,125                    282,438
 Research and development                                  576,021                 597,774                  2,315,266
 Marketing, general and administrative                   3,358,901               1,849,283                  6,625,909
 Amortization of unearned compensation
                                                         3,135,500               1,507,500                  4,643,000
                                                 ------------------     -------------------     ----------------------
  Total Operating Expenses                               7,253,869               4,001,682                 13,866,613
                                                 ------------------     -------------------     ----------------------
        Net Loss from Operations                       (6,926,854)              (3,955,707)               (13,274,185)
Other Income/(Expense)
  Interest income                            $               6,609  $               38,208  $                 112,428
  Interest expense                                        (53,571)                 (6,202)                    (69,657)
  Other income                                                 496                      19                        785
  Other expense                                                  0                       0                      (288)
  Loss on disposal of investment
securities                                            (20,465,829)                       0                (20,469,897)
                                                 ------------------     -------------------     ----------------------
      Total Other Income/(Expense)                    (20,512,295)                  32,025                (20,426,629)
                                                 ------------------     -------------------     ----------------------
        Net Loss From Continuing
          Operations                                  (27,439,149)              (3,923,682)               (33,700,814)
  Gain on disposal of segment                           21,531,554                       0                 21,531,554
Discontinued Operations: Note 14
     Loss from discontinued operations                           0              (2,342,064)                (3,065,557)
                                                 ------------------     -------------------     ----------------------
Net Loss                                     $         (5,907,595)  $           (6,265,746)  $            (15,234,817)
Other comprehensive income:
   Unrealized holding gains(loss)                          (1,950)                     172                    (15,532)
                                                 ------------------     -------------------     ----------------------
Comprehensive Income (Loss)                            (6,909,545)              (6,265,574)               (15,250,349)
Basic & Diluted Loss/share - Note 1
  Continuing Operations                      $              (2.12)  $                (0.34)  $                  (7.24)
  Gain on disposal of segment                                 1.66                    0.00                       4.63
  Discontinued Operations                                     0.00                   (0.20)                     (0.66)
                                                 ------------------     -------------------     ----------------------
     Basic & Diluted Net Loss per share                     (0.46)                   (0.54)                     (3.27)
                                                 ------------------     -------------------     ----------------------
Weighted average number shares                          12,919,299              11,587,788                  4,655,467
                                                 ------------------     -------------------     ----------------------

                 See accompanying notes to financial statements


                                  ARKONA, INC.
                          [A Development Stage Company]
                   Statement of Stockholders' Equity/(Deficit)
For the Period from Inception [June 11, 1992] through March 31, 2001

                                                                                    Accum.                              Total
                                                                   Additnl        Unrealized       Accum. Loss        Stockholders'
                                     Shares          Common        Paid-In         Loss on            Devel            Equity/
                                     Issued          Stock         Capital        Investments         Stage            Deficit)
                                  -------------  -------------   -------------    -------------    -------------      -------------

Balance, June 11, 1992                      0    $         0    $         0    $         0        $         0        $         0

Issued  common  stock
for cash through
March 31, 1993,
$0.00125 per share                    400,000            400            100           --                 --                  500

Net loss for the year ended
March 31, 1993                           (269)          (269)
                                  -------------  -------------   -------------    -------------    -------------      -------------
Balance, March 31, 1993               400,000    $       400    $       100    $         0        $      (269)       $       231

Capital contribution                     --             --              500           --                 --                  500

Issued  shares  in
Private  Placement                     24,500             25            221           --                 --                  246
for cash, $0.01 per share

Net loss for the year ended
March 31, 1994                           --             --             --             --                 (221)              (221)
                                  -------------  -------------   -------------    -------------    -------------      -------------
Balance, March 31, 1994               424,500    $       425    $       821    $         0        $      (490)       $       756

Net loss for the year ended
March 31, 1995                         (2,262)        (2,262)
                                  -------------  -------------   -------------    -------------    -------------      -------------
Balance, March 31, 1995               424,500    $       425    $       821    $         0        $    (2,752)       $    (1,506)

Net loss for the year ended
March 31, 1996                           --             --             --             --               (1,078)            (1,078)
                                  -------------  -------------   -------------    -------------    -------------      -------------
Balance, March 31, 1996               424,500    $       425    $       821    $         0        $    (3,830)       $    (2,584)

Net loss for the year ended
March 31, 1997                           --             --             --             --              (64,706)           (64,706)
                                  -------------  -------------   -------------    -------------    -------------      -------------
Balance, March 31, 1997               424,500    $       425    $       821    $         0        $   (68,536)       $   (67,290)

Issued  stock  for
assets  as part of
Arkona merger, $0.001 per share    15,575,500         15,575           --             --                 --               15,575

Issued  shares  in
Private  Placement
for cash  and                            --
securities, $ 0.48 per              4,000,000          4,000      1,926,486           --                 --            1,930,486
share

Issued  shares  in
Private  Placement
for cash                              132,500            133        264,867           --                 --              265,000

Adjustment  for  unrealized
loss  on investments                     --             --         (159,010)          --             (159,010)

Net loss for the year ended
March 31, 1998                           --             --             --             --             (636,180)          (636,180)
                                  -------------  -------------   -------------    -------------    -------------      -------------
Balance, March 31, 1998            20,132,500    $    20,133    $ 2,192,174    $  (159,010)       $  (704,716)       $ 1,348,581

Issued  shares  in
Private  Placement
for cash, $1.40 per share           2,397,601          2,397      3,365,352           --                 --            3,367,749

Adjustment  to
unrealized loss  on
investments                              --             --             --          145,256               --              145,256

Net loss for the year ended
March 31, 1999                           --             --             --             --           (2,356,758)        (2,356,758)
                                  -------------  -------------   -------------    -------------    -------------      -------------
Balance, March 31, 1999            22,530,101    $    22,530    $ 5,557,526    $   (13,754)       $(3,061,474)       $ 2,504,828


                 See accompanying notes to financial statements


                                  ARKONA, INC.
                          [A Development Stage Company]
             Statement of Stockholders' Equity/(Deficit)(continued)
      For the Period from Inception [June 11, 1992] through March 31, 2001

                                  Accum. Total
                                                               Additnl        Unrealized    Accum. Loss     Unearned  Stockholders'
                                 Shares          Common        Paid-In         Loss on         Devel        Compen-      Equity/
                                 Issued          Stock         Capital        Investments      Stage        sation       Deficit)
                              -------------  -------------   -------------   ------------- -------------  ------------- -----------

Balance, March 31, 1999        22,530,101    $     22,530    $  5,557,526    $    (13,754)              0 $(3,061,474)  $ 2,504,828

Issued  shares in  Private
Placement for cash,$1.50          107,668             108         161,392            --              --            --
per share

Exercise of A & B
warrants  for cash, $2.00          42,867              43          85,691            --              --            --        85,734
per share (3/98 PPM)

Exercise of A &  B
warrants  for cash, $0.95         855,718             856         812,077            --              --            --       812,933
per share (October offer)

Exercise   of  B  warrants
for cash,  $3.00 per share          1,667               2           4,999            --              --            --         5,001
(3/98PPM)

Issued  shares in  Private
Placement (2000) for             287,500             287         574,713             --              --            --       575,000
cash, $2.00 per share

Adjustment  to  unrealized
loss on investments                  --              --              --               172            --            --           172

Adjustment to record
options granted                      --              --         6,951,250            --        (6,951,250)         --             0

Compensation  expense  for
stock options granted                --              --              --              --         1,507,500          --     1,507,500
Net loss  for  the  year
ended March 31, 2000                 --              --              --              --              --    (6,265,748)   (6,265,748)
                              -------------  -------------   -------------   ------------- -------------  ------------- -----------
Balance, March 31, 2000        23,825,521    $     23,826    $ 14,147,648    ($    13,582)   $ (5,443,750)$(9,327,222)  $  (613,080)

One for two reverse  split
of common shares              (12,031,719)        (12,032)         12,032            --              --            --             0

Cancelled treasury shares      (1,740,250)         (1,740)        (33,065)           --              --            --       (34,805)

Issued  shares in  private
placement at  $ 4.00 per
share                              37,500              37         149,963            --              --            --       150,000

Options exercised at
$1.00 per post-split share         30,000              30          29,970            --              --            --        30,000

Options exercised at
$4.00 per post split share         46,632              47         187,104            --              --            --       187,151

Issued  shares  for Ensign
asset purchase                  1,500,000           1,500         627,870            --              --            --       629,370

Issued  shares for debt at
$2.00 per share                   767,728             768       1,534,688            --              --            --     1,535,456

Issued  shares to  offic
at $0.27 per share              1,087,500           1,087         292,538            --              --            --       293,625

Issued  shares in  private
placement at $ 0.75  per
share                             400,000             400         299,600            --              --            --      300,000

Issued  shares in  private
placement at $ 1.00 per
share                             480,000             480         479,520            --              --            --       480,000

Granted stock options,
record unearned comp                 --              --           595,000            --          (595,000)         --             0

Adjustment  to  unrealized
loss on investments                  --              --              --              --            (1,950)         --        (1,950)

Compensation  expense  for
stock options granted                --              --              --              --         3,135,500          --     3,135,500

Gifted  stock  to trust of
employee                            6,000               6            --              --              --            --          --
Net   loss  for  the  year
ended March 31, 2001                 --              --              --              --              --    (5,907,595)   (5,907,595)
                              -------------  -------------   -------------   ------------- -------------  ------------- -----------
Balance, March 31, 2001        14,408,912              69      18,322,868         (15,532)     (2,903,250)(15,234,817)      183,678
                              -------------  -------------   -------------   ------------- -------------  ------------- -----------

                 See accompanying notes to financial statements


                                  ARKONA, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
                   For the Years Ended March 31, 2001 and 2000
            and for the Period from Inception [June 11, 1992] through
                                 March 31, 2001

                                                                                                   Period from
                                                           Year ended           Year ended          6/11/92
                                                            3/31/01              3/31/00          to 3/31/01
                                                        ---------------     ----------------      ---------------
Cash Flows from Operating Activities
Net Loss                                                $ (5,907,595)         $ (6,265,748)         $(15,234,817)
Minority interest net loss                                         0              (612,635)             (612,635)
Adjustments  to  reconcile  net  income  to net  cash
provided by operating activities:
    Depreciation and amortization                            266,984               172,485               491,645
    Amortization of stock options                          3,135,500             1,954,808             5,090,308
    Gain on sale of property                                    (496)                 (496)
    Recorded gain on disposal of segment                 (21,531,554)             (920,811)          (22,452,365)
    Loss on disposal of securities                        20,465,829            20,465,829
    Decrease/(increase) in accounts receivable               (90,223)               51,200               (90,223)
    Increase/(decrease) in accounts payable                  215,262               342,736               698,746
    Increase/(decrease) in other current liabilities         (50,815)               40,903                65,910
    Increase/(decrease) in deferred income                   173,153                 1,500               174,653
    Decrease in prepaid expenses                              13,528                 1,235               (10,787)
                                                        ---------------     ----------------      ---------------
          Net Cash Used for Operating Activities          (3,310,428)           (5,234,327)          (11,414,232)
Cash Flows from Investing Activities
  Long-term security deposits                                  3,413                52,158               (50,034)
  Sale of Marketable Securities                                    0               823,668
  Patent costs                                                (4,687)             (127,933)             (192,603)
  Proceeds from sale of minority interest                          0             1,503,756             1,503,756
  Proceeds from sale of property                               6,293                 6,293
  Capital expenditures                                      (167,438)             (263,300)             (811,174)
                                                        ---------------     ----------------      ---------------
          Net Cash Used for Investing Activities           1,164,681             1,164,681             1,279,906
Cash Flows from Financing Activities
  Bank overdraft in discontinued operation                   140,619               140,619
  Principal on equipment financed                            (22,033)              (37,464)                8,511
  Proceeds from issuance of common shares                  2,940,803             1,640,168             9,319,417
  Proceeds from borrowing                                    100,000               600,000               700,000
  Cash contribution                                             --                    --                   1,000
                                                        ---------------     ----------------      ---------------

Net Cash Provided by Financing Activities                  3,018,770             2,343,323            10,169,547
              Net Increase/(Decrease) in Cash               (454,076)           (1,726,323)               35,221
Beginning Cash Balance                                       489,297             2,215,620                   -0-
Ending Cash Balance                                     $     35,221               489,297          $     35,221

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                $     44,437                 6,202          $     60,523
  Cash  paid  during  the year  for  income/franchise   $       --                     134          $        134
taxes
Noncash Financing Activities:
  Issued stock for marketable securities                $          0                   -0-          $    840,610
  Issued stock for Ensign assets                        $    630,000                   --           $    630,000



                 See accompanying notes to financial statements

                                  ARKONA, INC.
                          [A Development Stage Company]
                    Notes to Financial Statements [continued]
                                 March 31, 2001

Note 1            Organization    and   Summary   of   Significant    Accounting
                  --------------------------------------------------------------
                  Policies[continued]
                  -------------------

                  (h) Software Costs

                  Costs incurred in the development of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development when incurred


                  (i) Advertising Costs

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

                           Description                                                            Tax             Rate
                                                                            --------------- ----------------- --------------
                              Net operating loss (expires thru 2021)           $11,653,474        $4,544,855       39%
                              Stock compensation                                 4,643,000         1,810,770       39%
                              Valuation allowance                                                 (6,355,625)
                                   Deferred tax asset 3/31/2000                                           $0

                  The allowance has increased $2,718,008 from $3,637,617 as of March 31, 2000. For the years ending March 31, 2001 and 2000 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Currently, there is no reasonable assurance that the Company will be able to take advantage of deferred tax assets, thus, an offsetting allowance has been established for the deferred asset.



Note 4            Intangible Assets
                  -----------------

                  The Company has applied and been granted patent protection for its proprietary technology relating to Universal Update. The patent was granted on December 7, 1999. Since that time the Company has applied and received additional protection under its patent. Amortization of cost began on December 7, 1999. Amortization expense for the years ended March 31, 2000 and 2001 was $3,482 and $7,351 respectively. Unamortized patent costs, related to continuing operations, as of March 31, 2001, is $42,606.

Note 5            Leases
                  ------

                  The   Company   has   various    capital   lease    agreements
                  collateralized with property and equipment as of March 31, 2001. These leases bear interest at various interest rates and have remaining terms of one to three years. Future minimum lease payments are as follows:


                                                                   Minimum
                                     Year Ending               Lease Payments         Principal        Interest
                                     -----------            --------------------- ---------------- -----------------
                                      3/31/2002             $             34,937   $       28,672   $         6,265
                                      3/31/2003                           22,069           19,316             2,753
                                      3/31/2004                           14,489           13,802               687
                                                            --------------------- ---------------- -----------------
                                        Total                             71,495           61,790             9,705
                                                            --------------------- ---------------- -----------------


                  The Company has operating leases for its office facilities which expire at various times through June 2005.


                                                             Minimum


                        Year Ending                      Lease Payments

                         3/31/2002                   $              229,856

                         3/31/2003                                  235,774

                         3/31/2004                                  241,793

                         3/31/2005                                  247,632

                  3/31/2005 and thereafter                           83,853
                                                     -----------------------
                           Total                     $            1,038,908
                                                     -----------------------


                  Rent expense during the current year was $193,226 for 2001 and $84,062 for 2000.


Note 6            Property and Equipment
                  ----------------------

                  Property and equipment are summarized by major classifications as follows:

                                                                                          Accumulated
                                                                   Acquisition           Amortization/         Net Book
                                                                      Cost               Depreciation            Value
                                                            ------------------------ --------------------- ---------------
                           Office Furniture                 $                56,645   $            15,773   $      40,872
                           Computer Software                                 58,219                56,332           1,887
                           Computer Equipment                               384,692               205,878         178,814
                           Leasehold Improvements                            50,607                 8,293          42,314
                                                            ------------------------ --------------------- ---------------
                                        Total               $               550,163   $           286,276   $     263,887
                                                            ------------------------ --------------------- ---------------

                  The Company acquired approximately $153,300 in computer equipment some of which is financed through capital leases. Depreciation expense, including the amortization of assets acquired by capital lease, amounted to $125,947 and $172,485 ($63,063 attributable to discontinued operations) during the years ended March 31, 2001 and 2000, respectively. The Company computes depreciation using the straight-line method over three years.


Note 7            Acquisition of Arkona, Inc.
                  ---------------------------

                  Effective October 7, 1997, the predecessor corporation (the Predecessor Entity")of Arkona, Inc., a Utah corporation ("Utah Arkona") merged with an into a wholly-owned subsidiary of the Company, with Utah Arkona surviving as a wholly-owned subsidiary of the Company. All of the issued and outstanding stock of the Predecessor Entity was cancelled in exchange for 1,486,1000 shares of common stock of the Company. In connection with the transaction, 5,513,900 additional shares of common stock of the Company were issued to the founders of the Predecessor Entity, and 787,750 additional shares were issued to shareholders of the Company. The financial statements in this report have been restated, where necessary, for the effects of this merger.

                  In January 2002, Utah Arkona was merged with and into the Company, with the Company surviving, in order make the name "Arkona" available to the Company.

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

                  The March 31, 2001 unrealized loss on investments of $1,950 was related to the Eurogas securities. The unrealized loss is based on the original cost of the securities verses current market value. As of March 31, 2001, the Company had 3,000 shares remaining. These securities are available for sale and have been adjusted to fair market value as of March, 31, 2001.

                  Beginning on March 4, 1998, the Company commenced an offering of up to 2,000,000 units, each consisting of one share of common stock and one warrant to purchase common stock. In July of 1998, the terms of the offering were amended to change the share to warrant ratio from 1:1 to 1:.5, to increase the number of shares to 2,666,666, to decrease the number of warrants to 1,333,333 and to reduce the purchase price for the units from $2.00 per unit to $1.50 per unit. The warrants enable the purchasers to buy shares of common stock at at prices ranging from $2 to $3 per share over a two year period. Proceeds from this offering, of approximately $3.83 million, have been used primarily to fund the development and marketing of the Company.

                  In October 1999, the Company offered the holders of the above-described warrants the opportunity to exercise at the special purchase price of $.95 per share. Warrants were exercised to purchase 812,077 common shares for approximately $812,933.


Note 9            Deposits
                  --------

                  In conjunction with its lease obligations, the Company has placed security deposits with its landlords. A deposit of $13,205 was paid at the inception of the current office lease. An additional deposit of $4,574 was acquired along with the lease obligation associated with the purchase of Ensign Information Systems.


Note 10           Going Concern
                  -------------

                  The Company has incurred losses from inception to March 31, 2001 amounting to $15,234,817. Financing the Company's activities to date has primarily been the result of private placement offerings. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management anticipates reaching a level of profitable operations. To the extent that cash flow requirements are not met by operations, management intends to raise additional capital through private placement offerings.

Note 11           Stock Option Plans
                  ------------------

                  The Company has  established  two Stock Option Plans (1992 and
                  1999) to provide incentives to its directors, officers, employees and advisors, to do business with the Company, and to enable the Company to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-range success. Granting of options is at the discretion of the Stock Option Committee of the Board. The Committee may determine the terms and conditions of options, consistent with the Plan. Each plan currently has authorized 1,000,000 shares.

                  Through March 31, 2001, the 1992 Plan has currently granted and outstanding 245,000 options to purchase AKONA common stock at $1.00, $3.00, and $4.00 per share. The 1999 Plan has currently granted and outstanding a total of 858,000 stock options to purchase ARKONA common stock at $0.30 to $1.20 per share. Options under both plans vest over a two to three year period. In the 1992 plan, 203,666 options have vested through the date of this report. In the 1999 plan, 110,000 options have vested and 30,000 options have been exercised.

                  Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is shown as a separate component of stockholders' equity, as a result of compensatory stock options is being amortized to expense over the vesting periods of the underlying stock options. The amounts amortized to expense through March 31, 2001 were $5,090,308 . Unearned compensation at March 31, 2001 represents the intrinsic value of stock options granted but not yet vested.

                  Information on stock options outstanding at March 31, 2001 is summarized as follows:


  Options Outstanding                                                                      Options Exercisable
                                               Weighted Average
                                                   Remaining              Weighted                                    Weighted
                                               Contractual Life            Average                                    Average
    Exercise prices            Number                                  Exercise Price      Number Exercisable         Exercise
                            Outstanding                                                                                Price
  -------------------- --- --------------- -- -------------------- --- ---------------- -- -------------------- --- -------------
                $0.60             425,000               23 months                                      110,000
                $1.00             473,000               29 months                                       76,666
                $0.40              50,000               33 months                                            0
                $1.20              25,000               28 months                                            0
                $3.00             125,000                0 months                                      125,000
                $4.00               5,000               21 months                                        2,000
  --------------------     ---------------    --------------------     ----------------    --------------------     -------------
                                1,103,000               24 months                $1.06                 313,666             $1.68



Note 12           401K Profit Sharing Plan
                  ------------------------

                  On January 15, 1998, the Directors adopted an employee benefit program consisting of a 401K Profit Sharing Plan. The 401K Plan provides for employees to contribute on a pretax basis, employer matching, and a broad portfolio of investment options within the plan to be selected by the employee. Employer matching contributions are made at the sole discretion of management. Profit sharing expense recognized under this plan was $62,233 and $18,247 for the years ended March 31, 2001 and 2000, respectively.

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

                  The Minority Interest at March 31, 2000, ($1,338,429) is the net of cash proceeds ($1,503,756) plus earned options ($447,308), less the minority share of loss from discontinued operations ($612,635). The minority interest was eliminated with the sale of Qui Vive, Inc. (see Note 14)


Note 14           Sale of Qui Vive, Inc.
                  ----------------------

                  On February 10, 2000, the Company entered into an Acquisition Agreement (the "Initial Acquisition Agreement") with Perfumania.com, QV Acquisition Co., which is a wholly owned subsidiary of Perfumania.com., and Rock Mountain Ventures Fund, LP to sell its entire ownership in the Company's wholly owned subsidiary, Qui Vive, Inc. ("QV"). If the acquisition would have been consummated, pursuant to the Initial Acquisition Agreement, Perfumania.com would have received 550,000 of Qui Vive Series A Preferred stock, representing the Company's entire equity interest in Qui Vive in exchange for 1,530,000 shares of Perfumania.com common stock. Additionally, the Company would have received 10,000 shares of Perfumania.com common stock in exchange for licensing rights associated with Qui Vive technology.

                  Subsequent to signing the Acquisition Agreement on February 10, 2000, we conducted additional discussions with Envision Development Corporation (successor in interest to "Perfumania.com") ("Envision") concerning Envision's interest in acquiring QV. After extensive arms-length negotiations between Envision and Sundog, on March 31, 2000 we entered into an Amended and Restated Acquisition Agreement (the "Acquisition Agreement") with Envision, QV Acquisition Co., and Rock Mountain Ventures Fund, LP. Pursuant to the Acquisition Agreement, on April 7, 2000, we transferred to Envision all of our interest in QV in exchange for 1,492,000 shares of Envision common stock. As discussed in Note 15, we have since written down to zero the value of all of our shares of Envision common stock.

Note 15           Investment  in Envision  Development  Corporation;  Subsequent
                  --------------------------------------------------------------
                  Write Down.
                  -----------

                  On April 7, 2000, we transferred to Envision all of our interest in QV in exchange for 1,492,000 shares of Envision common stock. On that date, Envision's common stock had a market value of $66.25 per share as quoted by the American Stock Exchange; however, due to various factors, including a contractual restriction prohibiting sale of the shares on the market prior to October 7, 2001, we initially discounted the value of such shares of Envision's common stock to $21.63 per share in order to more accurately reflect the value of the transaction. During the quarter ended December 31, 2000, the following events occurred:

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

Note 16           Purchase of Ensign Information Systems
                  --------------------------------------

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

Note 17           Reverse Stock Split
                  -------------------

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


Note 18           Related Party/Stock Options
                  ----------------------------

                  Certain founding shareholders, obtained Common Stock in return for contributions and development of the Company predecessor, Arkona, L.L.C., which was subsequently merged into The Thorsden Group Ltd. and renamed Sundog Technologies, Inc. These founding shareholders received a total of 7,000,000 shares of Common Stock and then, collectively, entered into an agreement with Caldera Holding Company, L.C., wherein Caldera was given the right to grant derivative options to third parties with respect to 1,550,000 of such shares in order to encourage the development and increased productivity of

                  ARKONA. Holders of the shares underlying the derivative options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to its agreement with the founding shareholders so long as the agreement remains in place. The agreement expires upon the earlier of January 2003 and Caldera's award of the last of the derivative options, at which time voting power returns to the founding shareholders.


Note 19           Shareholder Rights Agreement
                  ----------------------------


                  Effective as of January 31, 2001, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of Common Stock of the Company to shareholders of record at the close of business on January 31, 2001. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Shares at a purchase price of $60.00. The description and terms of the Rights are set forth in a Shareholder Rights Agreement between the Company and Atlas Stock Transfer Corporation, as Rights Agent.

                  The Board of Directors of the Company believes that the market price of Arkona's common stock does not reflect the real value of our common stock. In light of the low market price of common stock, management and the Board have been concerned that a person may seek to acquire the Arkona at a price that is in line with current market value, but not the real value of the common stock. The structure of such acquisition offers can often be coercive and leave shareholders no choice but to participate even if they believe the offer price is too low. The purpose of the Shareholder Rights Plan is to allow any person contemplating an acquisition of Arkona to negotiate with the Board of Directors first, prior to making an offer to shareholders, so that the board can ensure that the price and other terms of the offer are fair to all shareholders.