Form 10QSB
period 2001-06-30
ARKONA INC
filed 2001-08-14
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
       _____________

                         Commission File Number 0-24372

                                  ARKONA, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                            Sundog Technologies, Inc.
                     --------------------------------------
                     (Former name of small business issuer)


        Delaware                                          33-0611746
-------------------------------                         -------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)



                      10542 South Jordan Gateway, Suite 200
                            South Jordan, Utah 84095
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 501-7100
              ----------------------------------------------------
              (Registrant's telephone number, including Area Code)



Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        ---  ---
                                       1

As of August 14, 2001, there were issued and outstanding 15,328,911 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                                TABLE OF CONTENTS
                                -----------------


PART I..................................................................3

Item 1. Financial Statements............................................3

Item 2.  Management's Discussion and Analysis...........................7


PART II.    OTHER INFORMATION..........................................16

Item 2.   Changes In Securities And Use Of Proceeds....................16

Item 6.   Exhibits And Reports On Form 8-K.............................16

                                     PART I



Item 1. Financial Statements


                                  ARKONA, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                          June 30, 2001   March 31, 2001
                                                          -------------   --------------

ASSETS
    Current Assets
        Cash and cash equivalents                               43,837         35,221
        Marketable securities                                    1,410          1,410
        Accounts receivable                                    236,402         90,223
        Prepaid expenses                                        10,279         10,787
                                                           -----------    -----------
    Total Current Assets                                       291,928        137,641
                                                           -----------    -----------
    Equipment                                                  541,863        550,163
        Less: Accumulated depreciation                        (303,766)      (286,276)
                                                           -----------    -----------
    Equipment, Net                                             238,097        263,887
                                                           -----------    -----------
    Other Assets
        Deposits                                                17,779         17,779
        Intellectual property, net amortization                216,525        241,998
        Goodwill, net amortization                             234,934        261,037
        Other assets, net amortization                          84,591         42,605
                                                           -----------    -----------
    Total Other Assets                                         553,829        563,419
                                                           -----------    -----------
TOTAL ASSETS                                                 1,083,854        964,947
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts payable                                       671,547        421,740
        Accrued liabilities                                     23,793         13,959
        Deferred revenue                                       196,505        174,653
        Current portion of capital leases                       28,672         28,672
    Total Current Liabilities                                  920,517        639,024
     Long-Term Liabilities
       Capital Lease Obligations, net of current portion        28,225         33,118
     Note payable - related party                              404,014        109,128
     Total Long-Term Liabilities                               432,239        142,246
Total Liabilities                                            1,352,756        781,270
Stockholders' Equity
    Common Stock                                                14,912         14,409
     Treasury Stock
    Additional paid in Capital                              18,487,365     18,322,868
   Unearned Compensation                                    (2,903,250)    (2,903,250)
    Accumulated unrealized loss on investment
        securities available for sale                          (15,532)       (15,532)
    Retained Earnings (Deficit)                            (15,852,397)   (15,234,817)
                                                           -----------    -----------
Total Stockholders' Equity                                    (268,902)       183,678
                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   1,083,854        964,948
                                                           ===========    ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       3


                                  ARKONA, INC.
                          (A Development Stage Company)
            Unaudited Condensed Consolidated Statements of Operations

                                                                                                      From Inception
                                                                     Three Months Ended                June 11, 1992
                                                             June 30, 2001        June 30, 2000        June 30, 2001
                                                               ---------            ---------           ----------

Revenues                                                         618,884               42,200            1,211,312
Operating Expenses
  Cost of Sales                                                  438,213                1,678              720,651
  Research and Development                                       162,344              140,423            2,477,610
  Marketing, Admin & Sales                                       625,365              768,831            7,268,292
  Recog. of deferred compensation                                   --                925,000            4,643,000
                                                               ---------            ---------           ----------
Total Operating Expenses                                       1,225,922            1,835,932           15,109,553
                                                               ---------            ---------           ----------
Net Loss From Operations                                        (607,039)          (1,793,732)         (13,898,242)
  Interest Income                                                   --                  4,109              112,428
  Interest Expense                                               (10,544)                (887)             (59,113)
  Other Income                                                      --                   --                    785
  Other Expense                                                     --                   --                   (288)
  Realized loss on disposal of investment securities                --                   --            (20,469,897)
  Loss on sale of securities avail for sale                         --                   --                 (4,068)
                                                               ---------            ---------           ----------
Net Loss From Contining Operations                              (617,582)          (1,790,510)         (34,318,395)
                                                               ---------            ---------           ----------
  Gain on disposal of segment                                       --             21,531,555           21,531,555
  Loss from discontinued operations                                 --                   --             (3,065,557)
                                                               ---------            ---------           ----------
Net Loss                                                        (617,582)          19,741,045          (15,852,397)
                                                               ---------            ---------           ----------
Baset Net Income (Loss) per share                                  (0.04)                1.65                (3.21)
Weighted average number
Of Shares Outstanding                                         14,565,948           11,929,540            4,937,764
                                                               ---------            ---------           ----------
Diluted Net Income (Loss) per share                                (0.04)                1.55                (3.21)
Weighted Average Diluted
Shares Outstanding                                            14,565,948           12,740,153            4,937,764



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.
                          (A Development Stage Company)
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                              Three Months Ended
                                                                  30-Jun
                                                            2001           2000
                                                           -------        -------
Cash Flows (used by) Operating Activities:
    Net (Loss)                                            (617,582)    19,741,045
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                       81,843         34,789
        Gain on disposal of segment                           --      (21,531,555)
        Amortization of unearned compensation                 --          925,000
        Changes is assets and liabilities:
             Accounts receivable                          (146,179)       (42,366)
             Prepaid Expenses                                  508        (19,281)
             Inventory                                      (7,366)
             Accounts Payable                              249,807        122,514
              Deferred revenue                              21,852           --
             Accrued Liabilities                             9,833        (15,108)
                                                           -------        -------
Net Cash (Used By) Operating Activities                   (399,918)      (792,328)
                                                           -------        -------
Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                 (26,110)       (54,613)
    Other assets                                           (20,350)       (17,096)
                                                           -------        -------
Net Cash Used for Investing Activities                     (46,460)       (71,709)
                                                           -------        -------
Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock                 165,000        351,526
    Loan from officer                                      294,887         50,000
    Leases                                                  (4,893)        (4,229)
                                                           -------        -------
Net Cash Provided By Financing Activities                  454,994        397,297
                                                           -------        -------
Net Increase/(Decrease) in Cash and Cash Equivalents         8,616       (466,740)
                                                           -------        -------
Beginning Cash Balance                                      35,221        489,297
                                                           -------        -------
Ending Cash Balance                                         43,837         22,557
                                                           -------        -------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS



Note 1 Basis of Presentation

The Company has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.


Note 2  Concentration

The Company's automobile dealer's management product is currently selling and beginning to generate revenues. The Company currently has approximately 125 customers using its automobile dealer's management product.


 Note 3  Equity

During the three months ended June 30, 2001, the Company issued 503,333 shares of common stock at an average price of $0.33 per share.

Item 2.  Management's Discussion and Analysis


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

During late 2000 and early 2001, our focus and direction changed from our Universal Update products and the mobile computing industry to our newly acquired Centari Dealer Management Solution (CDMS) and the automobile dealership management industry. In November 2000, we acquired substantially all of the assets and specific liabilities of Ensign Information Systems, a developer of automotive dealership software. In late 2000 and early 2001, we became concerned over the amount of additional work required to make Universal Update a profitable endeavor and, in light of our limited resources, determined to suspend further development and marketing of Universal Update and focus our resources and attention on CDMS and the automobile dealership management industry. Our present focus is to develop the growth potential in the automotive dealership software industry of our CDMS product.

Results of Operations-- Three Months Ended June 30, 2001 and 2000

Revenues for the quarter ended June 30, 2001 were $618,884 compared to $42,200 for the same period in the prior year. The increase in revenue is due to a substantial increase in the sales and implementation of the Company's dealership management software and associated monthly maintenance and support revenue. During the quarter ended March 31, 2001, revenue from our software and reoccurring monthly maintenance barely exceeded $200,000. This quarter's $618,884 in revenue represents a 300 percent increase in quarter over quarter performance. The Company believes that revenues will continue to increase in the future.

Cost of sales totaled $438,213 for the quarter ended June 30, 2001 compared to $1,678 for quarter ended June 30, 2000. This significant increase in cost of goods sold is largely due to a substantial increase in sales and the difference in the costs associated with selling CDMS compared to Universal Update. Our primary product at this time last year was Universal Update, a software product that customers purchased out of the box. Today, our primary product is our CDMS automobile dealer management software, which requires a significant installation and training process and hardware. As a percentage of sales, cost of sales was 70% for the quarter. This unusually high percentage is due to the small margins realized on hardware sales and the growth in our installation organization. With the training requirements for an installation technician best met on the job, we send new technicians with trained technicians together on our installs. As a result, we incurred unusually high salary expense on each installation. We are still experiencing growth in the installation part of the business, and we expect to the cost of sales as a percentage of sales to decrease, but to decrease slowly in the near future. We are also looking at alternatives to increase the margins on hardware sold as a part of the installation process.
                                       7

Operating expenses totaled $1,225,922 in the quarter ended June 30, 2001 compared to $1,835,932 for quarter ended June 30, 2000. The decrease is primarily due to the absence of a deferred compensation expense in the quarter ended June 30, 2001. In addition, our marketing, sales and administrative expense total of $625,365 for first quarter 2001 was $143,466 less than our marketing, sales and administrative expense during first quarter 2000. This decrease resulted from the reorganization of sales to meet the needs of a new product and its selling requirements. Operating expenses for the three months ended June 30, 2001 included $162,344 for research and development and $625,365 for marketing, selling, and administrative expenses. This compares to $140,423 for research and development expenses, $768,831 for selling, general and administrative expenses and deferred compensation of $925,000 for the same period in 2000. The increase in research and development is due to additional hires, and we expect to hire additional engineers in the future.

When options are granted below the market value, the Company records deferred compensation in the equity section of its balance sheet. As the options vest, the Company recognizes the compensation expense (whether or not it granted the options). There were no options that vested in the quarter ended June 30, 2001 that required recognition of deferred compensation. It is important to note that the majority of the options with respect to which the Company recognized deferred compensation expense during the quarter ended June 30, 2000 were granted by shareholders and cover outstanding shares of common stock held by such shareholders. The Company will not be required to issue additional shares upon exercise of such options, which are non-dilutive to shareholders other than those whose shares are subject to the grant.

We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our Centari Dealer Management Solution. We currently have the capacity to install the Ensign Management Suite in 5-6 stores per month. Our sales of CDMS are presently outpacing our ability to install it. We are working to bring on board and train skilled people.

We had no interest income during the quarter ended June 30, 2001, compared to $4,109 for the quarter ended June 30, 2000. The decrease in interest income is due to decreased cash balances we maintained in banks.

The net loss for the quarter ended June 30, 2001 was ($617,582) or ($0.04) per share, compared to a gain of $19,741,045 or $1.55 per share for the quarter ended June 30, 2000. The gain in 2000 resulted from our sale to Envision Development Corp. (Envision) of our interest in Qui Vive, Inc. in April of 2000. During the quarter ended December 31, 2000, we were required to write down to zero the value of the stock received from Envision for our interest in Qui Vive, Inc. after Envision ceased operations.

The net operating loss for the quarter ended June 30, 2001 was (617,582) or ($0.04) per share, compared to an operating loss of ($1,790,510) or ($0.15) per share during the quarter ended June 30, 2000. The decrease in the loss is due to a substantial increase in revenue, no deferred compensation and efficiencies in operations resulting in decreases in operating expenses.

The primary marketing focus for the quarter continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

Liquidity and Capital Resources

At June 30, 2001, we had cash and cash equivalents of $43,837, as compared to cash and cash equivalents of $35,221 as of March 31, 2001. As of June 30, 2001 and August 13, 2001, we did not have working capital sufficient to meet its short-term obligations.

We expect our revenues to continue to increase and expect to reach break even by the end of this fiscal year. Nonetheless, it is unlikely that such anticipated increase in revenues will be sufficient to fund our ongoing operations in the near future. We will need to raise additional funds to fund our rapid expansion, to develop new or enhance existing services or products or to respond to competitive pressures. We cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures would be limited.

We hold a small amount of marketable securities available for sale at June 30, 2001. Although we are not in the business of investing in, buying, selling or holding securities of other companies, these securities were received as partial consideration in connection with the sale of common stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas, Inc. ("EUGS"). At June 30, 2001, the closing sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.47 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize values similar to those shown above.

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

         We are is in the development stage and have a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. As of June 30, 2001, we have installed our Centari Dealer Management Suite in approximately 115 car dealerships. We must significantly increase the number of dealerships using our products in order to attain profitability. We may never generate significant sales. Even if we generate significant sales, revenues from sales may never exceed associated costs.

We have incurred substantial losses since our inception and may continue to incur losses indefinitely into the future.

         We have incurred operating losses each year since our inception in 1992. As of June 30, 2001, our accumulated deficit was approximately $15,852,397. We expect to incur additional losses during the remainder fiscal year ending on March 31, 2002. Our operating expenses are expected to increase as we expand our sales force, installation employees and technical employees. Our sales revenues may not increase during our upcoming fiscal year. Even if sales revenues do increase, sales revenues may not exceed operating expenses, and we may continue to incur losses indefinitely into the future.

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

         Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 22, 2001 with respect to the fiscal year ended March 31, 2001 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities and certain assets consisting of marketable securities to sustain operations. Additional financing will be required if we are to continue as a going concern.

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

         Our common stock is quoted on the Nasdaq OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

Our founders and officers hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.

         The founders of Arkona, Inc., most of whom are no longer affiliated with the Company, and Caldera Holdings, L.C. collectively own and have the power to vote 23% of our issued and outstanding common stock. In addition, management of Arkona, Inc. owns and has the power to vote apprximately 16% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

         In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of such corporation's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's shareholders (excluding the Interested Stockholder). These provisions prohibiting Interested Stockholder transactions could also preserve management's control of the Company.

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

Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without shareholder approval. This issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock.

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

                           PART II. OTHER INFORMATION





Item 2.   Changes In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities.
---------------------------------------

During the three months ended June 30, 2001, we issued 503,333 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at an average price of $0.33 per share, as follows:

       o We sold 483,333 shares of Common Stock to four accredited investors in exchange for consideration of $145,000, or $0.30 per share.

       o We sold 20,000 shares of Common Stock to one accredited investor in exchange for consideration of $20,000 or $1.00 per share.

The above-described issuances of our shares of common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investors represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able (alone, or together with a purchaser representative) to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.


Item 6.  Exhibits And Reports On Form 8-K

        (a) Exhibits. See the Exhibit Index following the signature page hereof.

        (b) Reports on form 8-K.  None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 13, 2001 by the undersigned thereunto duly authorized.



                                     Arkona, Inc.



         August 13, 2001             /s/  Alan  Rudd
         ----------------            ----------------------------------------
                                          Alan Rudd, Chief Executive Officer



         August 13, 2001             /s/  Stephen Russo
         ---------------             ----------------------------------------
                                          Chief Financial Officer

                                         (Principal Accounting Officer)



                                  EXHIBIT INDEX
                                  -------------



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

3.6                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.2                Rights Agreement dated December 22, 2000          Incorporated by reference to the
                                                                     Current Report on form 8-K filed with
                                                                     the SEC on January 18, 2001