Form 10QSB
period 2001-09-30
ARKONA INC
filed 2001-11-14
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _____________

                         Commission File Number 0-24372

                                  ARKONA, Inc.
                                  ------------
           (Name of small business issuer as specified in its charter)


                            Sundog Technologies, Inc.
                            -------------------------
                     (Former name of small business issuer)

             Delaware                                         33-0611746
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

As of November 14, 2001, there were issued and outstanding 18,162,230 shares of the Company's Common Stock, par value $.001 per share.



Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                      PART I - Item 1. Financial Statements

                                  ARKONA, INC.
                          (A Development Stage Company)
                                 Balance Sheets
             ASSETS                                30-Sep-01      31-Mar-01
                                                  -----------    -----------
    Current Assets
        Cash and cash equivalents                      15,992         35,221

        Marketable securities                             450          1,410

        Accounts receivable                           327,064         90,223

        Prepaid expenses                               12,839         10,787
                                                  -----------    -----------

    Total Current Assets                              356,344        137,641
                                                  -----------    -----------

    Equipment                                         583,892        550,163

        Less: Accumulated depreciation               (334,773)      (286,276)
                                                  -----------    -----------

    Equipment, Net                                    249,119        263,887
                                                  -----------    -----------

    Other Assets
        Deposits                                       17,779         17,779

        Intellectual property, net amortization       229,775        241,998

        Goodwill, net amortization                    208,832        261,037

        Other assets, net amortization                 41,382         42,605
                                                  -----------    -----------

    Total Other Assets                                497,768        563,419
                                                  -----------    -----------

TOTAL ASSETS                                        1,103,231        964,947
                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts payable                              623,123        421,740

        Accrued liabilities                            68,167         13,959

        Deferred revenue                               92,433        174,653

        Current portion of capital leases              28,672         28,672
                                                  -----------    -----------

    Total Current Liabilities                         812,395        639,024
                                                  -----------    -----------

     Long-Term Liabilities
       Capital Lease Obligations,
          net of current portion                       18,255         33,118

     Note payable - related party                     665,575        109,128
                                                  -----------    -----------

     Total Long-Term Liabilities                      683,830        142,246
                                                  -----------    -----------

Total Liabilities                                   1,496,225        781,270
                                                  ===========    ===========

Stockholders' Equity
    Common Stock                                       16,922         14,409

     Treasury Stock
    Additional paid in Capital                     18,930,355     18,322,868

   Unearned Compensation                           (1,182,350)    (2,903,250)

    Accumulated unrealized loss on investment
        securities available for sale                 (16,492)       (15,532)

    Retained Earnings (Deficit)                   (18,141,429)   (15,234,817)
                                                  -----------    -----------

Total Stockholders' Equity                           (392,994)       183,678
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          1,103,231        964,948
                                                  ===========    ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations

                                                                            Three Months Ended          From
                                               Six Months Ended                                       Inception
                                                                                                    June 11, 1992
                                          30-Sep-01      30-Sep-00      30-Sep-01      30-Sep-00      30-Sep-01
                                         -----------    -----------    -----------    -----------    -----------
Revenues                                   1,302,011         72,133        683,127         29,932      1,894,439

Operating Expenses
  Cost of Sales                              910,146          3,352        471,932          1,673      1,192,584

  Research and Development                   263,936        285,144        101,591        144,721      2,644,644

  Marketing, Admin & Sales                 1,255,436      1,514,952        630,071        746,120      7,898,363

  Recog. of deferred compensation          1,720,900        925,000      1,720,900           --        6,363,900

                                         -----------    -----------    -----------    -----------    -----------

Total Operating Expenses                   4,150,417      2,728,448      2,924,494        892,514     18,099,490
                                         -----------    -----------    -----------    -----------    -----------


Net Loss From Operations                  (2,848,406)    (2,656,315)    (2,241,367)      (862,582)   (16,205,051)


  Interest Income                               --            4,299           --              190        112,428

  Interest Expense                           (28,321)       (15,753)       (17,777)       (14,866)       (41,336)

                                                --             (152)          --             (152)           785
  Other Income
  Other Expense                                 --             --             --             --             (288)

  Realized loss on disposal of                  --             --             --             --      (20,469,897)
securities
  Loss on sale of securities avail for          --             --             --             --           (4,068)
sale                                            --             --             --             --             --

Net Loss From Contining Operations        (2,876,727)    (2,667,921)    (2,259,144)      (877,410)   (36,607,427)
                                         -----------    -----------    -----------    -----------    -----------


  Gain on disposal of segment                   --       21,531,555           --             --       21,531,555

  Loss from discontinued operations             --             --             --             --       (3,065,557)
                                         -----------    -----------    -----------    -----------    -----------

Net Loss                                  (2,876,727)    18,863,634     (2,259,144)      (877,410)   (18,141,429)
                                         ===========    ===========    ===========    ===========    ===========



Baset Net Income (Loss) per share              (0.16)          1.58          (0.12)         (0.07)         (3.67)
                                         -----------    -----------    -----------    -----------    -----------

Weighted average number
Of Shares Outstanding                     18,082,230     11,929,540     18,082,230     11,929,540      4,937,764
                                         -----------    -----------    -----------    -----------    -----------


Diluted Net Income (Loss) per share            (0.16)          1.48          (0.12)         (0.07)         (3.67)

Weighted Average Diluted
Shares Outstanding                        18,082,230     12,740,153     18,082,230     12,740,153      4,937,764
                                         -----------    -----------    -----------    -----------    -----------


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                            Six Months Ended
                                                        30-Sep-01      30-Sep-00
                                                       -----------    -----------
Cash Flows (used by) Operating Activities:
    Net (Loss)/Income                                   (2,876,727)    18,863,633

    Adjustments  to  reconcile  net  income  to
    net cash  used for operating activities:
        Depreciation and Amortization                      152,729         72,923

                                                              --      (21,531,554)
        Gain on disposal of segment
        Amortization of unearned compensation            1,720,900        925,000

        Changes is assets and liabilities:
             Accounts receivable                          (236,841)       (72,198)

             Prepaid Expenses                               (2,052)        (9,488)

                                                              --           (4,800)
             Inventory
             Accounts Payable                              201,383        870,158

              Deferred revenue                             (82,220)          --

             Accrued Liabilities                            54,208         (6,156)
                                                       -----------    -----------

Net Cash (Used By) Operating Activities                 (1,069,698)      (892,482)
                                                       -----------    -----------


Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                 (88,491)       (79,977)

    Other assets                                           (13,773)        (4,207)
                                                       -----------    -----------

Net Cash Used for Investing Activities                    (102,264)       (84,184)
                                                       -----------    -----------


Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock                 610,000        466,526

    Loan from officer                                      556,447        100,000

    Leases                                                 (14,863)        (8,784)
                                                       -----------    -----------

Net Cash Provided By Financing Activities                1,151,584        557,742
                                                       -----------    -----------


Net Increase/(Decrease) in Cash and Cash Equivalents       (20,378)      (418,924)
                                                       -----------    -----------


Beginning Cash Balance                                      35,221        489,297
                                                       -----------    -----------

Ending Cash Balance                                         15,992         70,373
                                                       ===========    ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SUNDOG TECHNOLOGIES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


Note 1 Basis of Presentation

The Company has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2001.


Note 2  Concentration

The Company's automobile dealer's management product is currently selling and beginning to generate revenues. The Company currently has approximately 125 customers using its automobile dealer's management product.


Note 3  Equity

During the three months ended September 30, 2001, the Company issued 1,780,000 shares of common stock at a price of $0.25 per share.

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


Results of Operations--Three Months Six Months Ended September 30, 2001 and 2000

Revenues for the quarter ended September 30, 2001 were $683,127 compared to $29,932 for the same period in 2000. For the six months ended September 30, 2001 revenues were $1,302,011 as compared to $72,133 for the same period in the prior year. The increase in revenue is due to a substantial increase in the sales and implementation of the Company's dealership management software and associated monthly maintenance and support revenue. Our revenues from our software and reoccurring monthly maintenance of $683,127 during the quarter ended September 30, 2001 represented an increase of $64,241 over our revenues of $618,884 from software and reoccurring monthly during the quarterly ended June 30, 2001. The increase in revenue from last quarter to this quarter is due primarily to the increase in reoccurring revenue. Each time the Company completes an installation of its software reoccurring revenue increases by $1,500 to $2,500 depending on the size of the installation.

Cost of sales totaled $471,932 for the quarter ended September 30, 2001 compared to $1,673 for quarter ended September 30, 2000. For the six months ended September 30, 2001 cost of sales was $910,146 as compared to $3,352 for the same period in the prior year. This significant increase in cost of goods sold is largely due to a substantial increase in sales and the difference in the costs associated with selling CDMS compared to Universal Update. Our primary product at this time last year was Universal Update, a software product that customers purchased out of the box. Today, our primary product is our CDMS automobile dealer management software, which requires a significant installation and training process and hardware. As a percentage of sales, cost of sales was 69% for the quarter. This unusually high percentage is due to the small margins realized on hardware sales and the growth in our installation organization. With the training requirements for an installation technician best met on the job, we send new technicians with trained technicians together on our installs. As a result, we incurred unusually high salary expense on each installation. We are still experiencing growth in the installation part of the business, and we expect to the cost of sales as a percentage of sales to decrease, but to decrease slowly in the near future. We are also looking at alternatives to increase the margins on hardware sold as a part of the installation process.

Operating expenses totaled $2,924,494 in the quarter ended September 30, 2001 compared to $892,514 for quarter ended September 30, 2000. The increase in operating expenses is due to a charge for deferred compensation expense of $1,720,900 in the quarter ended September 30, 2001. No deferred compensation expense was recognized during the quarters ended June 30, 2001 or September 30, 2000; a similar deferred compensation expense of $925,000 was recognized in the quarter ended June 30, 2000. The deferred compensation expenses recognized during the quarters ended September 30, 2001 and September 30, 2000 relate to options granted below market by shareholders of the Company on their own shares to management and other persons. When options are granted below the market value, the Company records deferred compensation in the equity section of its balance sheet. As the options vest, the Company recognizes the compensation expense (whether or not it granted the options). It is important to note that substantially all of the options with respect to which the Company recognized deferred compensation expense during the quarter ended September 30, 2001 were granted by shareholders and cover outstanding shares of common stock held by such shareholders. The Company will not be required to issue additional shares upon exercise of such options, which are non-dilutive to shareholders other than those whose shares are subject to the grant.

Without the non-cash charge for deferred compensation, operating expenses actually decreased from $890,840 for the quarter ended September 30, 2000 to $731,662 for the quarter ended September 30, 2001. For the quarter ended September 30, 2001, marketing, sales and administrative expenses totaled $630,071 as compared to $746,120 for the quarter ended September 30, 2000. Similarly, for the six months ended September 30, 2001, marketing, sales and administrative expenses totaled $1,255,436 as compared to $1,514,952 for the six-month period ended September 30, 2000. This decrease resulted primarily from the reorganization of sales to meet the needs of a new product and its selling requirements. Operating expenses for the quarter ended September 30, 2001 included $101,591 for research and development as compared to $144,721 for the quarter ended September 30, 2000. Similarly, operating expenses for the six months ended September 30, 2001 included $263,936 for research and development as compared to $285,144 for the six-month period ended September 30, 2000. The decrease in research and development is due to an allocation of engineering resources to customer service in order to meet customer needs and requests.

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

We had no interest income during the quarter ended September 30, 2001, compared to $4,299 for the quarter ended September 30, 2000. The decrease in interest income is due to decreased cash balances we maintained in banks.

The net loss for the quarter ended September 30, 2001 was ($2,259,144) or ($0.12) per share, compared to a loss of ($877,410) or $(0.07) per share for the quarter ended September 30, 2000. For the six months ended September 30, 2001 the net loss was ($2,876,727) or ($0.16) per share compared to a gain of $18,863,634 or $1.58 per share for the six months ended September 30, 2000. Without the charge for deferred compensation, the loss for the three and six month periods ended September 30, 2001 were ($538,244) and ($1,158,827) respectively. With non-cash deferred compensation expenses excluded, this loss of ($538,244) for the quarter ended September 30, 2001 is $339,166 less than the loss of ($877,410) for the quarter ended September 30, 2000. Management is continuing to look for ways to become more efficient in its execution of operations. The gain in 2000 resulted from our sale to Envision Development Corp. (Envision) of our interest in Qui Vive, Inc. in April of 2000. During the quarter ended December 31, 2000, we were required to write down to zero the value of the stock received from Envision for our interest in Qui Vive, Inc. after Envision ceased operations.

The primary marketing focus for the quarter continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.


Liquidity and Capital Resources

At September 30, 2001, we had cash and cash equivalents of $15,992, as compared to cash and cash equivalents of $35,221 as of March 31, 2001. As of September 30, 2001 and November 14, 2001, we did not have working capital sufficient to meet its short-term obligations.

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

We hold a small amount of marketable securities available for sale at September 30, 2001. Although we are not in the business of investing in, buying, selling or holding securities of other companies, these securities were received as partial consideration in connection with the sale of common stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas, Inc. ("EUGS"). At September 30, 2001, the closing sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.15 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize values similar to those shown above.


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



                     Factors That May Affect Future Results

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

         We are is in the development stage and have a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. As of September 30, 2001, we have installed our Centari Dealer Management Suite in approximately 125 car dealerships. We must significantly increase the number of dealerships using our products in order to attain profitability. We may never generate significant sales. Even if we generate significant sales, revenues from sales may never exceed associated costs.

We have incurred substantial losses since our inception and may continue to incur losses indefinitely into the future.

         We have incurred operating losses each year since our inception in 1992. As of September 30, 2001, our accumulated deficit was approximately $18,141,429. We expect to incur additional losses during the remainder fiscal year ending on March 31, 2002. Our operating expenses are expected to increase as we expand our sales force, installation employees and technical employees. Our sales revenues may not increase during our upcoming fiscal year. Even if sales revenues do increase, sales revenues may not exceed operating expenses, and we may continue to incur losses indefinitely into the future.

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

         Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 22, 2001 with respect to the fiscal year ended March 31, 2001 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited, and it has been necessary to rely upon financing from the sale of our equity securities, a promissory note, and certain assets consisting of marketable securities to sustain operations. Additional financing will be required if we are to continue as a going concern.

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

         The founders of Arkona, Inc., most of whom are no longer affiliated with the Company, and Caldera Holdings, L.C. collectively own and have the power to vote 10.7% of our issued and outstanding common stock. In addition, management of Arkona, Inc. owns and has the power to vote approximately 27.1% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

                           PART II. OTHER INFORMATION



Item 2.  Changes In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities.
---------------------------------------


During the three months ended September 30, 2001, we issued 1,780,000 shares of common stock to six accredited investors in exchange for consideration of $445,000 ($0.25 per share) in a series of related transactions that were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and
Section 4(2) of the Securities Act, based upon the following: (a) the investors represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able (alone, or together with a purchaser representative) to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.


Item 6.   Exhibits And Reports On Form 8-K

         (a) Exhibits.See the Exhibit Index following the signature page hereof.

         (b) Reports on form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 13, 2001 by the undersigned thereunto duly authorized.



                           Arkona, Inc.



November 13, 2001          /s/ Alan Rudd
                           -------------
                               Alan Rudd, Chief Executive Officer


November 13, 2001          /s/ Stephen Russo
                           -----------------
                               Stephen Russo, Chief Financial Officer
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



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