Form 10QSB
period 2001-12-31
ARKONA INC
filed 2002-02-14
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

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

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

As of February 12, 2002, there were issued and outstanding 24,505,848 shares of the Company's Common Stock, par value $.001 per share.



Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                      PART I - Item 1. Financial Statements

                                  ARKONA, INC.
                          (A Development Stage Company)

                                 Balance Sheets
ASSETS                                             31-Dec-01      31-Mar-01
                                                  (Unaudited)     (Audited)
                                                  -----------    -----------
    Current Assets
        Cash and cash equivalents                     170,088         35,221
        Marketable securities                             450          1,410
        Accounts receivable                           199,328         90,223
        Prepaid expenses                                9,863         10,787
                                                  -----------    -----------
    Total Current Assets                              379,730        137,641
                                                  -----------    -----------
    Equipment                                         610,793        550,163
        Less: Accumulated depreciation               (385,055)      (286,276)
                                                  -----------    -----------
    Equipment, Net                                    225,738        263,887
                                                  -----------    -----------
    Other Assets
        Deposits                                       17,779         17,779
        Intellectual property, net amortization       165,579        241,998
        Goodwill, net amortization                    182,726        261,037
        Other assets, net amortization                 75,623         42,605
                                                  -----------    -----------
    Total Other Assets                                441,707        563,419
                                                  -----------    -----------
TOTAL ASSETS                                        1,047,175        964,947
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts payable                              619,126        421,740
        Accrued liabilities                            77,543         13,959
        Deferred revenue                              140,676        174,653
        Current portion of capital leases              28,672         28,672
                                                  -----------    -----------
    Total Current Liabilities                         866,016        639,024
                                                  -----------    -----------
     Long-Term Liabilities
       Capital Lease Obligations,
         net of current portion                        20,007         33,118
     Note payable - related party                      50,537        109,128
                                                  -----------    -----------
     Total Long-Term Liabilities                       70,544        142,246
                                                  -----------    -----------
Total Liabilities                                     936,560        781,270
                                                  ===========    ===========
Stockholders' Equity
    Common Stock                                       23,153         14,409
     Treasury Stock
    Additional paid in Capital                     20,092,755     18,322,868
    Unearned Compensation                          (1,182,350)    (2,903,250)
    Accumulated unrealized loss on investment
        securities available for sale                 (16,492)       (15,532)
    Retained Earnings (Deficit)                   (18,806,451)   (15,234,817)
                                                  -----------    -----------
Total Stockholders' Equity                            110,615        183,678
                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          1,047,175        964,948
                                                  ===========    ===========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations

                                                                                                    From Inception
                                               Nine Months Ended           Three Months Ended       June 11, 1992
                                          31-Dec-01      31-Dec-00      31-Dec-01      31-Dec-00      31-Dec-01
                                         -----------    -----------    -----------    -----------    -----------
Revenues                                   1,666,788        117,965        364,777         45,832      2,259,216

Operating Expenses
  Cost of Sales                            1,252,771         35,621        342,626         32,269      1,535,210
  Research and Development                   402,657        432,632        138,722        147,488      2,783,366
  Marketing, Admin & Sales                 1,832,504      2,273,547        547,183        758,596      8,445,546
  Recog. of deferred compensation          1,720,900      1,850,000           --          925,000      6,363,900

                                         -----------    -----------    -----------    -----------    -----------
Total Operating Expenses                   5,208,832      4,591,800      1,028,531      1,863,353     19,128,022
                                         -----------    -----------    -----------    -----------    -----------

Net Loss From Operations                  (3,542,044)    (4,473,835)      (663,754)    (1,817,521)   (16,868,806)

  Interest Income                               --            6,179           --            1,880        112,428
  Interest Expense                           (29,591)       (41,816)        (1,268)       (26,063)       (42,604)

  Other Income                                   785
  Other Expense                                 --              494           --              647           (288)
  Realized loss on disposal of
   securities                                   --      (20,465,829)          --      (20,465,829)   (20,469,897)
  Loss on sale of securities avail for
   sale                                         --             --             --             --           (4,068)
                                         -----------    -----------    -----------    -----------    -----------
Net Loss From Contining Operations        (3,571,635)   (24,974,807)      (665,022)   (22,306,886)   (37,272,450)
                                         -----------    -----------    -----------    -----------    -----------

  Gain on disposal of segment                   --       21,531,555           --             --       21,531,555
  Loss from discontinued operations             --             --             --             --       (3,065,557)
                                         -----------    -----------    -----------    -----------    -----------
Net Loss                                  (3,571,635)    (3,443,253)      (665,022)   (22,306,886)   (18,806,452)
                                         ===========    ===========    ===========    ===========    ===========


Basic Net Income (Loss) per share              (0.15)         (0.28)         (0.03)         (1.78)         (3.81)
                                         -----------    -----------    -----------    -----------    -----------
Weighted average number
Of Shares Outstanding                     23,152,778     12,122,858     23,152,778     12,508,198      4,937,764
                                         -----------    -----------    -----------    -----------    -----------

Diluted Net Income (Loss) per share            (0.15)         (0.28)         (0.03)         (1.76)         (3.81)
Weighted Average Diluted
Shares Outstanding                        23,152,778     12,300,377     23,152,778     12,685,717      4,937,764
                                         -----------    -----------    -----------    -----------    -----------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                            Nine Months Ended
                                                        31-Dec-01      31-Dec-00
                                                       -----------    -----------
Cash Flows (used by) Operating Activities:
    Net (Loss)/Income                                   (3,571,634)    18,863,633
    Adjustments  to  reconcile  net  income  to
    net cash  used for operating activities:
        Depreciation and Amortization                      258,480         72,923

        Gain on disposal of segment                           --      (21,531,554)
        Amortization of unearned compensation            1,720,900        925,000
        Changes is assets and liabilities:
             Accounts receivable                          (109,105)       (72,198)
             Prepaid Expenses                                  924         (9,488)

             Inventory                                        --           (4,800)
             Accounts Payable                              198,879        870,158
              Deferred revenue                             (33,997)          --
             Accrued Liabilities                            63,584         (6,156)
                                                       -----------    -----------
Net Cash (Used By) Operating Activities                 (1,471,969)      (892,482)
                                                       -----------    -----------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                 (67,524)       (79,977)
    Other assets                                           (33,018)        (4,207)
                                                       -----------    -----------
Net Cash Used for Investing Activities                    (100,542)       (84,184)
                                                       -----------    -----------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock               1,779,080        466,526
    Loan from officer                                      (58,591)       100,000
    Leases                                                 (13,111)        (8,784)
                                                       -----------    -----------
Net Cash Provided By Financing Activities                1,707,378        557,742
                                                       -----------    -----------

                                                       -----------    -----------
Net Increase/(Decrease) in Cash and Cash Equivalents       134,867       (418,924)
                                                       -----------    -----------

Beginning Cash Balance                                      35,221        489,297

                                                       -----------    -----------
Ending Cash Balance                                        170,088         70,373
                                                       ===========    ===========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

Note 1  Basis of Presentation

The Company has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company suggests that you read these unaudited condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2001.


Note 2  Concentration

The Company's automobile dealer's management product is currently selling and beginning to generate revenues. The Company currently has approximately 150 customers using its automobile dealer's management product.


Note 3  Equity

During the three months ended December 31, 2001, the Company issued 4,615,128 shares of common stock at an average price of $0.22 per share.

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

Results of Operations--Three Months and Nine-Month Ended December 31, 2001 and 2000

Revenues for the quarter ended December 31, 2001 were $364,777 compared to $45,832 for the same period in 2000. For the nine months ended December 31, 2001 revenues were $1,666,788 as compared to $117,965 for the same period in the prior year. The increase in revenue is due to a substantial increase in the sales and implementation of the Company's dealership management software and associated monthly maintenance and support revenue. Our revenues of $364,777 during the quarter ended December 31, 2001 represented a substantial decrease from the $683,127 we earned in the quarter ended September 30, 2001. The decrease in revenue from last quarter to this quarter is due to a combination of the September 11th world trade center attacks, the holiday season and the end of the year for many of our clients. After the September 11th world trade center attacks, travel restrictions and consumer confidence hampered the implementation process in October and early November. One of our clients that was beginning an installation in October decided to put that installation on hold. In addition, many of our prospective clients are on a calendar year for financial reporting and resist changing systems close to the end. This year-end resistance, combined with the holidays and compounded with the events of September 11th made our third quarter very difficult. The effects of the September 11th terrorist attacks are still being felt, but we have seen sales in the fourth quarter increasing and it appears that business will for the most part return to normal by the end of our fiscal year March 31, 2002.

Cost of sales totaled $342,626 for the quarter ended December 31, 2001 compared to $32,269 for quarter ended December 31, 2000. For the nine months ended December 31, 2001 cost of sales was $1,252,771 as compared to $35,621 for the same period in the prior year. This significant increase in cost of goods sold is largely due to a substantial increase in sales and the difference in the costs associated with selling CDMS compared to Universal Update. Our primary product at this time last year was Universal Update, a software product that customers purchased out of the box. Today, our primary product is our CDMS automobile dealer management software, which requires a significant installation and training process and hardware. As a percentage of sales, cost of sales was 93% for the quarter ended December 31, 2001. This is a significant increase over the costs of sales for the quarter ended September 30, 2001 which, as a percentage, was 69%. Like revenue for the quarter, cost of sales was also significantly impacted by the events of September 11th and the other factors discussed above. During that time our installation consultants focused the majority of their efforts on customer support. We were able to give a lot of attention to customers due to thee additional support personnel. We also continued the training process with our new hires. With the training requirements for an installation technician best met on the job, we send new technicians with trained technicians together on our installs. As a result, we continue to incur unusually high salary expense on each installation. We are still experiencing growth in the installation part of the business, and we expect to the cost of sales as a percentage of sales to decrease, but to decrease slowly in the near future. We are also looking at alternatives to increase the margins on hardware sold as a part of the installation process.

Operating expenses totaled $1,028,531 in the quarter ended December 31, 2001 compared to $1,863,353 for quarter ended December 31, 2000. The decrease in operating expenses is due primarily to a charge for deferred compensation expense of $925,000 in the quarter ended December 31, 2000. No deferred compensation expense was recognized during the quarter ended December 31, 2001; a similar deferred compensation expense of $1,720,900 was recognized in the quarter ended September 30, 2001. The recognition of deferred compensation during these quarters relates to options granted below market by shareholders of the Company on their own shares to management and other persons. When options are granted below the market value, the Company records deferred compensation in the equity section of its balance sheet. As the options vest, the Company recognizes the compensation expense (whether or not it granted the options). It is important to note that the majority of the options with respect to which the Company recognized deferred compensation expense were granted by shareholders and cover outstanding shares of common stock held by such shareholders. The Company will not be required to issue additional shares upon exercise of such options, which are non-dilutive to shareholders other than those whose shares are subject to the grant.

Without the non-cash charge for deferred compensation, operating expenses actually increased from $938,353 for the quarter ended December 31, 2000 to $1,028,531 for the quarter ended December 31, 2001. For the quarter ended December 31, 2001, marketing, sales and administrative expenses decreased $211,413 from $758,596 for the quarter ended December 31, 2000 to $547,183 for the quarter ended December 31, 2001. Similarly, for the nine months ended December 31, 2001, marketing, sales and administrative expenses decreased $441,043 from $2,273,547 for the nine-month period ended December 31, 2000 to $1,832,504 for the nine-month period ended December 31, 2001. This decrease resulted primarily from the reorganization of sales to meet the needs of a new product and its selling requirements. Our sales force for Universal Update had outside sales representatives in Chicago, Los Angeles, Washington DC, North Carolina and New York. With the change from Universal Update to our current product/service CDMS, our sales staff is comprised of only Utah sales representatives. Currently, our sales force is comprised of Utah representatives only is able to sell more CDMS product that we are able to install. We believe that if our capability to install more dealers increases that in the near future, our sales force will also need to increase. Operating expenses for the quarter ended December 31, 2001 included $138,722 for research and development as compared to $147,488 for the quarter ended December 31, 2000. Similarly, operating expenses for the nine months ended December 31, 2001 included $402,657 for research and development as compared to $432,632 for the nine-month period ended December 31, 2000. The decrease in research and development is small and not expected to last. We are currently looking to increase our engineering capabilities in order to meet our engineering needs.

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

We had no interest income during the quarter ended December 31, 2001, compared to $6,179 for the quarter ended December 31, 2000. The decrease in interest income is due to decreased cash balances we maintained in banks.

The net loss for the quarter ended December 31, 2001 was ($665,022) or ($0.03) per share, compared to a loss of ($22,306,886) or $(1.78) per share for the quarter ended December 31, 2000. The loss of ($22,306,886) for the quarter ended December 31, 2000 resulted from our sale to Envision Development Corp. (Envision) of our interest in Qui Vive, Inc. in April of 2000. During the quarter ended December 31, 2000, we were required to write down to zero the value of the stock received from Envision for our interest in Qui Vive, Inc. after Envision ceased operations.

For the nine months ended December 31, 2001 the net loss was ($3,571,635) or ($0.15) per share compared to a loss of $(3,443,253) or $(0.28) per share for the nine months ended December 31, 2000. Without the charge for deferred compensation, the loss for the nine-month period ended December 31, 2001 was ($1,791,536). The primary marketing focus for the quarter continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

Liquidity and Capital Resources

At December 31, 2001, we had cash and cash equivalents of $170,088, as compared to cash and cash equivalents of $35,221 as of March 31, 2001. As of December 31, 2001 and February 12, 2002, we did not have working capital sufficient to meet its short-term obligations.

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

We hold a small amount of marketable securities available for sale at December 31, 2001. Although we are not in the business of investing in, buying, selling or holding securities of other companies, these securities were received as partial consideration in connection with the sale of common stock in October 1997. These marketable securities were 3,000 shares of common stock of Eurogas, Inc. ("EUGS"). At December 31, 2001, the closing sale price of EUGS common stock, as reported by the over-the-counter ("OTC") electronic bulletin board, was $0.15 per share. Shares traded in the NASDAQ OTC markets are characterized by volatile changes in price and thin trading volumes. The relatively low volume of securities traded and the dramatic effect that sales of even a few shares can have on the market price of such securities may have an adverse effect on the Company's ability to liquidate its remaining holdings or to realize values similar to those shown above.

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

         We are in the development stage and have a limited operating history. There can be no assurance that we will be able to achieve a significant level of sales or attain profitability. As of December 31, 2001, we have installed our Centari Dealer Management Suite in approximately 150 car dealerships. We must significantly increase the number of dealerships using our products in order to attain profitability. We may never generate significant sales, and our current ability to generate sales is hampered by the September 11, 2001 terrorist attacks and difficulties in installing our software in car dealerships at a rapid pace. Even if we generate significant sales, revenues from sales may never exceed associated costs.

We have incurred substantial losses since our inception and may continue to incur losses indefinitely into the future.

         We have incurred operating losses each year since our inception in 1992. As of December 31, 2001, our accumulated deficit was approximately $18,806,452. We expect to incur additional losses during the remainder fiscal year ending on March 31, 2002. Our operating expenses are expected to increase as we expand our sales force, installation employees and technical employees. Our sales revenues may not increase during our upcoming fiscal year. Even if sales revenues do increase, sales revenues may not exceed operating expenses, and we may continue to incur losses indefinitely into the future.

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

We rely on our intellectual property rights, and if we are unable to protect these rights, we may face increased competition and our business may be materially adversely affected.

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

      o Publicity regarding actual or potential results relating to product candidates under development by us or a competitor,

      o  Delays in product development,

      o  Speculation  regarding  mergers,   acquisitions  or  other  significant
         transactions,

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

         We believe that shares of our common stock are "penny stock" under governing SEC rules, resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. At any time our common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

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

                           PART II. OTHER INFORMATION

ITEM 2.  Changes In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities.
----------------------------------------

During the three months ended December 31, 2001, we issued a total of 4,615,128 shares of common stock to six accredited investors in exchange for consideration of $1,030,973 ($0.22 per share) in a series of transactions that were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act. Specifically, on October 1, 2001, we issued
2,652,873 shares of common stock at a price of $.20 per share upon the conversion of outstanding convertible debt held by an officer of the Company. Between October 3, 2001 and October 16, 2001, we sold 631,579 shares of common stock at a price of $.19 per share to two accredited investors, one of which is an officer of the Company. Between October 10, 2001 and December 19, 2001, we sold 340,000 shares of common stock at a price of $.25 per share to three accredited investors at the price of $.25 per share. On December 21, 2001, we sold 606,061 units consisting of one share of common stock and one warrant to purchase common stock at $.33 per share during a one-year period to a single accredited investor for a price of $.33 per unit. On December 26, 2001, we sold 384,615 shares of common stock to a single accredited investor for a price of $.26 per share.

Each of these transactions was effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities based upon the following: (a) the investors represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On December 1, 2001, the Board of Directors of the Company approved the Arkona, Inc. 2001 Stock Incentive Plan with respect to 6,000,000 shares of common stock.

ITEM 4.  Submission of Matters to a Vote of the Security Holders.

The Company held an Annual Meeting of Shareholders on December 31, 2001, at which the Company's shareholders considered and voted as follows on the items described below:

         1. Our shareholders considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:

         Name of Nominee      Votes For        Abstentions     Broker Non-Votes
         ---------------      ---------        -----------     ----------------
         Alan Rudd            12,593,815         30,158              None
         Richard Holland      12,593,815         30,158              None
         Bryan Allen          12,593,815         30,158              None

         2. Our shareholders considered and voted upon a proposal to ratify the appointment of Mantyla McReynolds, a Professional Corporation, as independent auditors of the Company for the fiscal year ending March 31, 2002. There were 12,623,973, votes cast in favor, no votes cast against, no abstentions, and no broker non-votes.

ITEM 6.   Exhibits And Reports On Form 8-K

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

         (b) Reports on form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 12, 2002 by the undersigned thereunto duly authorized.



                              ARKONA, INC.



February 12, 2002             By: /s/ Alan Rudd
                              -----------------
                                      Alan Rudd, Chief Executive Officer


February 12, 2002             By: /s/ Stephen Russo
                              ---------------------
                                      Stephen Russo,Chief Financial Officer
                                      (Principal Accounting Officer)

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

3.6                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.2                Rights Agreement dated December 22, 2000          Incorporated by reference to the
                                                                     Current Report on form 8-K filed with
                                                                     the SEC on January 18, 2001

4.3                Warrant Agreement                                 Filed Herewith

10.1               Arkona, Inc. 2001 Stock Incentive Plan            Filed Herewith