Form 10QSB/A
period 2001-12-31
ARKONA INC
filed 2002-02-15
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Amendment No.1

                                On Form 10-QSB/A

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

         Arkona, Inc. is filing this Amendment No. 1 on Form 10-QSB/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (the "Form 10-Q") filed with the SEC on February 14, 2002 for the purposes of (a) correcting the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows included in Part I, Item 1 to correct information related to past periods and
(b) correcting  the  Management's  Discussion and Analysis  included in Part II,
Item 2 to reflect the corrected past-period information. In order to make reviewing this Amendment easier, Arkona has restated the Form 10-Q in its entirety (without exhibits), even though only Part I Item 1, Part II Item 2 and the Exhibit Index in Part II, Item 6 have been amended.

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
                                                  ===========    ===========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations

                                                                                                From Inception
                                          Nine Months Ended            Three Months Ended        June 11, 1992
                                       31-Dec-01      31-Dec-00      31-Dec-01      31-Dec-00      31-Dec-01
                                      -----------    -----------    -----------    -----------    -----------
Revenues                                1,666,788        117,965        364,777         45,832      2,259,216

Operating Expenses
  Cost of Sales                         1,252,771         35,621        342,626         32,269      1,535,210
  Research and Development                402,657        432,632        138,722        147,488      2,783,366
  Marketing, Admin & Sales              1,832,504      2,273,547        547,183        758,596      8,445,546
  Recog. of deferred compensation       1,720,900      2,180,000           --        1,255,000      6,363,900
                                      -----------    -----------    -----------    -----------    -----------
Total Operating Expenses                5,208,832      4,921,800      1,028,531      2,193,353     19,128,022
                                      -----------    -----------    -----------    -----------    -----------

Net Loss From Operations               (3,542,044)    (4,803,835)      (663,754)    (2,147,521)   (16,868,806)

  Interest Income                            --            6,179           --            1,880        112,428
  Interest Expense                        (29,591)       (41,816)        (1,268)       (26,063)       (42,604)

  Other Income                                785           --             --             --             --
  Other Expense                              --              494           --              647           (288)
  Realized loss on disposal of
   securities                                --      (20,465,829)          --      (20,465,829)   (20,469,897)
  Loss on sale of securities avail
   for sale                                  --             --             --             --           (4,068)
                                      -----------    -----------    -----------    -----------    -----------
Net Loss From Contining Operations     (3,571,635)   (25,304,807)      (665,022)   (22,636,886)   (37,272,450)
                                      -----------    -----------    -----------    -----------    -----------

  Gain on disposal of segment                --       21,531,555           --             --       21,531,555
  Loss from discontinued operations          --             --             --             --       (3,065,557)
                                      -----------    -----------    -----------    -----------    -----------
Net Loss                               (3,571,635)    (3,773,253)      (665,022)   (22,636,886)   (18,806,452)
                                      ===========    ===========    ===========    ===========    ===========


Basic Net Income (Loss) per share           (0.15)         (0.31)         (0.03)         (1.80)         (3.81
                                      -----------    -----------    -----------    -----------    -----------
Weighted average number                23,152,778     12,122,858     23,152,778     12,508,198      4,937,764
                                      -----------    -----------    -----------    -----------    -----------

Diluted Net Income (Loss) per share         (0.15)         (0.31)         (0.03)         (1.78)         (3.81)
Weighted Average Diluted               23,152,778     12,300,377     23,152,778     12,685,717      4,937,764
                                      -----------    -----------    -----------    -----------    -----------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                             Nine Months Ended
                                                         31-Dec-01      31-Dec-00
                                                        -----------    -----------
Cash Flows (used by) Operating Activities:
    Net (Loss)/Income                                   (3,571,634)    (3,773,253)
    Adjustments  to  reconcile  net  income  to
    net cash  used for operating activities:
        Depreciation and Amortization                      258,480        144,082

        Gain on disposal of segment                           --      (21,531,554)

        Realized loss on securities                           --       20,465,829
        Amortization of unearned compensation            1,720,900      2,180,000
        Changes is assets and liabilities:
             Accounts receivable                          (109,105)      (205,515)
             Prepaid Expenses                                  924         (6,918)
             Inventory                                        --           (4,800)
             Accounts Payable                              198,879        248,035
              Deferred revenue                             (33,997)       148,116
             Accrued Liabilities                            63,584       (616,843)
                                                       -----------    -----------
Net Cash (Used By) Operating Activities                 (1,471,969)    (2,952,821)
                                                       -----------    -----------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                 (67,524)       (96,271)
    Other assets                                           (33,018)      (665,230)
                                                       -----------    -----------
Net Cash Used for Investing Activities                    (100,542)      (761,501)
                                                       -----------    -----------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock               1,779,080      3,469,360
    Loan from officer                                      (58,591)       100,000
    Treasury Stock Purchase                                   --          (34,805)
    Leases                                                 (13,111)        40,254
                                                       -----------    -----------
Net Cash Provided By Financing Activities                1,707,378      3,574,809
                                                       -----------    -----------

                                                       -----------    -----------
Net Increase/(Decrease) in Cash and Cash Equivalents       134,867       (139,513)
                                                       -----------    -----------

Beginning Cash Balance                                      35,221        489,297

                                                       -----------    -----------
Ending Cash Balance                                        170,088        349,784
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

Operating expenses totaled $1,028,531 in the quarter ended December 31, 2001 compared to $2,193,353 for quarter ended December 31, 2000. The decrease in operating expenses is due primarily to a charge for deferred compensation expense of $1,255,000 in the quarter ended December 31, 2000. No deferred compensation expense was recognized during the quarter ended December 31, 2001; a similar deferred compensation expense of $1,720,900 was recognized in the quarter ended September 30, 2001. The recognition of deferred compensation during these quarters relates to options granted below market by shareholders of the Company on their own shares to management and other persons. When options are granted below the market value, the Company records deferred compensation in the equity section of its balance sheet. As the options vest, the Company recognizes the compensation expense (whether or not it granted the options). It is important to note that the majority of the options with respect to which the Company recognized deferred compensation expense were granted by shareholders and cover outstanding shares of common stock held by such shareholders. The Company will not be required to issue additional shares upon exercise of such options, which are non-dilutive to shareholders other than those whose shares are subject to the grant.

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

The net loss for the quarter ended December 31, 2001 was ($665,022) or ($0.03) per share, compared to a loss of ($22,636,886) or $(1.80) per share for the quarter ended December 31, 2000. The loss of ($22,636,886) for the quarter ended December 31, 2000 resulted from our sale to Envision Development Corp. (Envision) of our interest in Qui Vive, Inc. in April of 2000. During the quarter ended December 31, 2000, we were required to write down to zero the value of the stock received from Envision for our interest in Qui Vive, Inc. after Envision ceased operations.

For the nine months ended December 31, 2001 the net loss was ($3,571,635) or ($0.15) per share compared to a loss of $(3,773,253) or $(0.30) per share for the nine months ended December 31, 2000. Without the charge for deferred compensation, the loss for the nine-month period ended December 31, 2001 was ($1,791,536). The primary marketing focus for the quarter continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

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

         (b) Reports on form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 on Form 10-QSB/A to be signed on its behalf on February 15, 2002 by the undersigned thereunto duly authorized.



                              ARKONA, INC.



February 15, 2002             By: /s/ Alan Rudd
                              -----------------
                                      Alan Rudd, Chief Executive Officer


February 15, 2002             By: /s/ Stephen Russo
                              ---------------------
                                      Stephen Russo,Chief Financial Officer
                                      (Principal Accounting Officer)

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

3.6                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.2                Rights Agreement dated December 22, 2000          Incorporated by reference to the
                                                                     Current Report on form 8-K filed with
                                                                     the SEC on January 18, 2001

4.3                Warrant Agreement                                 Incorporated by reference to the
                                                                     Quarterly Report on Form 10-QSB for the
                                                                     quarter ended December 31, 2001 filed
                                                                     with the SEC on February 14, 2002.

10.1               Arkona, Inc. 2001 Stock Incentive Plan            Incorporated by reference to the
                                                                     Quarterly Report on Form 10-QSB for the
                                                                     quarter ended December 31, 2001 filed
                                                                     with the SEC on February 14, 2002.