Form 10KSB
period 2002-03-31
ARKONA INC
filed 2002-07-09
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                         Commission File Number 0-24372

                                  ARKONA, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                            Sundog Technologies, Inc.
                      -------------------------------------
                     (Former name of small business issuer)



               DELAWARE                                33-0611746
     --------------------------------          --------------------------------
    (State or other  jurisdiction  of         (IRS Employer Identification No.)
    incorporation or organization)




                           10542 South Jordan Gateway
                            South Jordan, Utah 84095
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (801) 501-7100

Securities  registered  under to Section  12(b) of the Act:
None

Name of exchange on which registered:   N/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for its most recent fiscal year were $2,338,176.


The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2002 was $7,177,990. The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 30, 2002 was 23,842,798 shares, of which 15,951,088 were held by non-affiliates.

                     Transitional Small Business Disclosure
                               Format (Check one):

                                   Yes No _X_



                                Table of Contents

PART I........................................................................................................1


   Item 1.   Description of Business..........................................................................1


   Item 2.  Description of Property..........................................................................16


   Item 3.  Legal Proceedings................................................................................16


   Item 4.   Submission of Matters to a Vote of Security Holders.............................................16


PART II......................................................................................................16


   Item 5.   Market for Common Equity and Related Stockholder Matters........................................16


   Item 6.   Management's Discussion and Analysis............................................................19


   Item 7.   Financial Statements............................................................................21


   Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.............. 21


PART III.................................................................................................... 22


   Item 9.  Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act.  22


   Item 10.  Executive Compensation..........................................................................22


   Item 11.   Security Ownership of Certain Beneficial Owners and Management.................................22


   Item 12.  Certain Relationships and Related Transactions..................................................22


   Item 13.  Exhibits and Reports on Form 8-K................................................................22

 Consolidated Financial Statements...........................................................................F-1

                                     PART I

Item 1.   Description of Business

Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You should regard any statement in these sections that is not a statement of historical fact to be a forward-looking statement of management's beliefs, expectations and plans, all of which may be adversely affected by risks and other factors outside the control of the Company. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause actual results to vary from the views expressed in forward-looking statements include, but are not limited to, risk factors discussed below in " - Certain Risk Factors."

Introduction

         ARKONA, Inc. ("we," "Arkona" or the "Company") is a Delaware corporation organized in 1992 and engaged in the software development business. Since our acquisition of substantially all of the assets of Ensign Information Systems ("Ensign") in November 2000, we have been principally engaged in the business of developing, marketing and selling software products for use by new and used-car dealership markets.

Our Principal Product: The ARKONA Dealer Management Suite

Overview

         The Arkona Dealer Management Suite ("ADMS") is our flagship product. This innovative software solution is fully integrated and is capable of automating all major aspects of an automobile dealership, including the parts department, sales, finance, insurance, customer management and service. ADMS was developed to run on IBM's iSeries (AS400) platform, a technology that has been market-proven and offers tremendous stability. We also offer ADMS in an application service provider ("ASP") format. Whether a client wants an in-house or an ASP implementation, we are prepared to deliver a fully integrated turn-key solution.

Designed With the Dealer in Mind
--------------------------------

         Our ADMS is packed with features that make it easy to use and manage. ADMS was designed with the dealer in mind, not computer technicians. No programming or technical knowledge is required to use the features, including the products analytical tools. The Help Text key is one of our most user-friendly features. It often provides our clients with on-screen information when they need it, without the necessity of going to the documentation.

         Not every feature of ADMS is used by a particular dealer on a regular basis. Our streamlined design emphasizes more frequently used features, while not neglecting the less-used. For instance, Physical Inventory is integral to the Parts module. It's a handy feature that fully automates an annual or perpetual inventory count. But when it's not needed, it's off to the side so that it isn't in the way.

Features of the Arkona Dealer Management Suite (ADMS)
-----------------------------------------------------

         Our ADMS product contains numerous standard and innovative features to make the complex job of managing a car dealership easier. The following is a partial list and description of the features and functions contained in our new-car dealership management version of ADMS.

o Vehicle Sales: The Business Office application supports the sales department and features deal desking, deal contracting, managing front-end and back-end gross, vehicle inventory management, customer follow-up and prospect management. Under the deal screen, real-time vehicle costs including detail for repair orders, purchase orders and parts invoices are provided. Every customer and associated activity is tracked within all departments of the dealership.
Real-time and online information is provided on front-end and back-end sales gross for capped and/or uncapped deals for any date range along with reports that can be printed with detail of all activities performed and tracked in the business office.

o Document Generation: The Document Generation feature allows the user to program, maintain, and print financing, insurance and other types of customized forms.

o General Ledger: All applications integrate with the general ledger application in real-time. Authorized users have easy access to general ledger detail for any open or closed month. The general ledger application features accounts receivable, accounts payable, purchase orders, journal entries, cash receipts, check writing, bank deposits, cashiering, bank reconciliation, scheduled entries, full reporting of transaction detail and much more. ADMS is also multiple-company compatible. The analysis and reporting capabilities available in the general ledger module is very powerful and easy to use. Custom financial reports with up to 16 columns online and in print format are available. Dynamic column headings, drill down capabilities to source documents, forecasting and comparative reporting in MTD, QTD and YTD formats are also available.

o Vehicle Inventory: The Vehicle Information application tracks, maintains, and reports on the vehicle inventory. In addition, the general ledger application is automatically updated when vehicles are entered into inventory. Our Vehicle Information application also permits one to determine the number of vehicles, along with their value and age, with one keystroke. The application also includes user defined fields and permits paperless special ordering.

o Parts, Inventory and Invoicing: The Parts Inventory & Invoicing application supports the parts department and features parts inquiry, billing, special orders, integrated purchase orders, demand tracking, recommended stock orders, a physical inventory system, phase-in/phase-out, factory parts information, comprehensive sales and inventory analysis reporting, and full integration with the general ledger and accounts receivable. Real-time accounts receivable customer information about credit limits, balances and more are available. We provide a paperless special order system that makes parts ordering quick and easy. As with other ADMS modules, the analysis and reporting capabilities of the Parts, Inventory and Invoicing application make extracting all data in almost any format easy.

o Portfolio Management: The Portfolio Management application integrates with the business office and allows the dealership to initiate and service finance contracts in the Buy-here/Pay-here format. It also includes reporting for payment receipt and investment company management.

o Payroll& Personnel Management: The Payroll & Personnel Management application is a full in-house payroll check and tax reporting application.

o Service Department: The Service Department application supports the service department and body shop. It features an integrated appointment system, repair order writing, sales and technician analysis reports, work-in-process management, and full integration with the general ledger and accounts receivable.

o Contact Management: The Contact Management application is an integrated follow-up system that features an automatic follow-up letter generation program. The application prints mailing labels, lists, or sends data to a file for selected customers. The application automatically generate letters, postcards, envelopes, or system messages based on user-defined events such as birth dates, sales anniversaries, and receipted special orders.

These features allow the Arkona Dealer Management Solutions to be functionally competitive with other dealer management systems while maintaining greater flexibility and a significant cost advantage.

Flexibility And Full Package Integration
----------------------------------------

         ADMS was created using a modular approach with an object oriented development scheme. Each fully featured module is tightly integrated so that all modules work together. As customers request new features, new modules are created without having to modify the entire software. Each new module is added to the software as a "plug and play" feature. This modular approach enables us to enhance and customize ADMS in a fraction of the time required by some other software providers.

         ARKONA's unique process for integrating modules permits more users to share information and allows for widespread use of company data. As a result, management and other decisions can be made based on information obtained from a variety of areas and applications. The effect can be increased productivity and a solid basis for making sound business decisions.

         In February 2001, we made ADMS available using an Application Service Provider (ASP) model. To date our competition has been unable to implement a comparable ASP solution. We believe that this solution gives us a significant advantage over the competition by allowing dealers to access ADMS across the Internet using inexpensive access technologies and personal computers. An ASP implementation has the following advantages over the more traditional approach:

o It significantly reduces cost of entry because of the reduced need to purchase computers and software.

o It significantly reduces on-going hardware maintenance costs.

o It eliminates the need to maintain or periodically upgrade operating systems.

o It reduces information system headcount expense since we assume responsibility for the system.

Security
--------

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

Easy Recovery
-------------

         Recovery is built into all operations. If for any reason the system were to fail, such as during an accounts receivable statement run, the dealer need only restart the system and the task will pick up where it left off. In the general ledger application, if the hardware fails during a major posting, the program will remember where it was and keep running from that point.

         With the release of our ASP technology, we are now looking to provide our clients with data backup and mirroring services. This service is offered to assure 24/7 data availability and recovery from data corruption or natural disasters. For clients that elect our ASP package, data availability, protection and recovery is a built-in feature. For clients operating ADMS in house, we offer this service for a monthly fee.

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

Our Market and Strategy

Our Market

         According to a study sponsored by the Texas Automobile Dealers Association, the market for our ADMS product consists of the over 22,000 automobile dealerships in the United States. With respect to how automobile dealerships use dealer management systems, the National Auto Dealer Association
(NADA) reports:

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

Market Opportunity

         We currently have approximately 200 installed dealership locations in a market consisting of over 22,000 dealerships in which automation is mandatory to staying competitive. Annually, 18% (3900 dealerships) of the target market replace upgrade or add to their systems, which creates tremendous growth potential. There are several defining market characteristics that present both a significant challenge, and a significant opportunity, for ARKONA.

o Market domination by older technology. Eighty percent of the automotive dealership software market is dominated by two solutions - Reynolds & Reynolds (R&R) and Automatic Data Processing Inc. (ADP). Both of these products are based on 15 year-old proprietary technologies. Our software is built on the state-of-the-art IBM iSeries (AS400) platform, making it extremely flexible to implement and maintain. It addition, our use of IBM's iSeries platform allows us to embrace newer computing models such as the ASP (Application Service Provider) or mobile computing models.

o        The market  leaders'  solutions  are expensive to install and maintain.
         Because the market leaders have captured such a large percentage of the market, there is little natural market pressure to control pricing. As a result, the prices charged by these competitors are extremely high. These extremely high prices permit us to offer its price at a price that is consistent with long-term profitability but is well below those of R&R and ADP.

o Increased competition in the automobile dealer industry. The National Automobile Dealers Association (NADA) has identified several significant trends in the retail car and truck environment that will force dealers to better manage their business, including:

         o Pressure on profit margins in all departments are expected to force dealers to upgrade management procedures, marketing skills and performance in each department. Reliable, timely information is required to accomplish this.

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

         We believe that the low cost and high functionality of our ADMS solution can help automobile dealers face many of these challenges. We view the challenges facing today's automobile dealers as a great business opportunity for ARKONA.

Our Sales and Marketing Strategy
--------------------------------

         Currently, we market ADMS products and services primarily through the efforts of three full-time in-house salesmen directly to dealers, through the attendance of trade shows and seminars and the issuance of press releases and other traditional methods. Our direct marketing efforts are very successful due to the fact that most of our direct sales efforts begin with a customer referral and/or recommendation. We have placed ads in industry publications in the past; however, we have discovered that direct marketing to dealerships is our most effective and cost efficient way to sell our ADMS product. Currently, our marketing efforts produce more demand for our ADMS product than we can install.

         In addition to our direct marketing efforts, and potentially more important to us as a company, are our efforts in developing strategic relationships with third party suppliers, automobile manufacturers and other industry partners. Currently, we have requests from 31 third party service providers to integrate with ADMS. We expect to finalize an agreement with one automobile manufacturer to roll out ADMS as their dealer management solution of choice, and we are in discussions with two others to do the same. Finally, we are working with independent automobile dealer associations on a national and state level to provide a cost effective solution to their dealers. Our goal over the next two to three years is to become the market leader in the used car market and a market contender in the new car market. We believe that, if we are able to finalize the strategic relationships we are negotiating, of which there can be no assurance, we will be able to attain our goals.

         In addition, we believe that the independent or used car market represent a huge opportunity for the dealer management system provider that can provide a fully-integrated dealer management system at a price that independent or used car dealers can afford To date, our competition has been unable to enter this market because their pricing is generally not cost effective for used car dealers. Our ASP offering allows us to provide independent automobile dealers with a full-featured fully integrated dealer management system at a price that is affordable for them and profitable for us.

         Another effective marketing tool is our philosophy and business model. We believe that we need to earn our customer's business every month. So we don't lock our dealers into restrictive long-term contracts like our competition.

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

         As part of our ongoing training commitment to our clients, we are currently organizing "ARKONA University." This program is designed to provide ongoing training to our clients. Clients will be given the choice of detailed self-help manuals, classroom-style training offered at our offices, on-site training at the client's location or training via the Internet. In addition, we provide Internet-based training using Web-X.

Our Intellectual Property

         We regard our intellectual property as critical to our success, and we rely on copyright, trademark and trade secret protection to protect our proprietary rights in intellectual property. We are in the process of registering certain trademarks related to our ADMS product and believe that we have a common law copyright that protects the source code of such product. In addition, all of our employees involved in the creation of any software or other products we are developing are asked to sign confidentiality and invention agreements. We have not, however, attempted to apply for a formal, registered patent or copyright with respect to our ADMS product. Although we intend to continue to take steps to protect our intellectual property, there remains a risk that our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage.

         During the 2002 fiscal year, we spent $412,994 on company-sponsored research and development, and during the 2001 fiscal year, we spent $576,021 on company-sponsored research and development. None of our research efforts to date have been sponsored by customers.

 Competition

         The Texas Automobile Dealers Association sponsored a market study on the DMS market place. The following information on the competition is from that study. The marketplace for automobile dealership information systems is dominated by two large companies which have established severe barriers to entry for new competitors. Market share among the major suppliers of dealer information systems is equally divided between Automated Data Processing (ADP) and Reynolds & Reynolds (R&R) with a combined market share of 80%. The remaining 20% is shared by the rest, including Electronic Data Systems, Inc. (EDS), Universal Computer Systems (UCS) and ARKONA.

         The following summaries provide general information on the major offerings of the two market leaders, ADP and R&R. The number of installed systems relates to total installations and does not breakout stand alone modules such as dealer communication systems (DCS) or finance and insurance services. The strengths and weaknesses of each vendor are briefly mentioned.

Automated Data Processing (ADP)
-------------------------------

         ADP is a large, international firm with over $1.5 billion in revenue and over 200,000 clients in all divisions, making it one of the largest independent computing and consulting firms in the U.S. The Dealership Systems Division of ADP generates an estimated $800 million in revenues from sales to automotive dealers.

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

Reynolds & Reynolds (R&R)
-------------------------

         Reynolds & Reynolds has revenues of approximately $1 billion with a major presence in several automotive market segments including auto parts wholesale distribution, automotive jobbers, auto parts retail and services. R&R also markets electronic parts catalog systems, dealer communications systems and is the major supplier of custom computer forms for dealer systems.

Install Base:     7,000 Dealerships
Hardware:         NCR Tower
Software:         Proprietary

Strengths:        Large dealership installed base.
                  Good references.
                  Competitive pricing.
                  Well-organized service and support.
                  Strong sales and marketing organizations.
                  Form sales to competitive installations.

Weaknesses:       Frequent hardware changes.
                  Software re-licensing with hardware change.
                  New product release problems.
                  Reputation for poor customer follow-up and servicing.

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

         Although there are significant barriers to entry into the dealer market and competition is strong, there is great opportunity for ARKONA solutions. Many of the ADP and R&R systems are over 5 years old. The equipment is paid for but the systems still require high maintenance with low reliability. One of the key strengths of our product is flexibility. Most dealers desire much more autonomy than what our competitive vendors can allow.

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

Employees

         As of March 31, 2002, in addition to our executive officers, we had 36 employees, including 6 computer programmers, 5 marketing and sales employees, 23 installation and support employees, and 2 administrative and clerical employees. None of our employees is represented by a collective bargaining organization, and we consider our relationship with all our employees to be satisfactory.

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

Acquisition of Ensign Information Systems
-----------------------------------------

         In late 2000, we discovered Ensign Information Systems and its primary product, its Dealer Management Suite. We believed that Ensign had a proven product, great technology and capable technical personnel but lacked extensive management, sales and marketing resource. On November 9, 2000, we entered into an Asset Purchase and Sale Agreement with Ensign, pursuant to which we issued 1,500,000 shares of common stock in exchange for substantially all of the assets of Ensign, including its intellectual property. We structured the acquisition to be non-dilutive to shareholders. In order to make the transaction non-dilutive, we purchased from certain key shareholders 1,740,250 shares of outstanding common stock at a price of $0.02 per share.

         At the time of the asset purchase, Ensign was installing its Dealer Management Suite product in nine dealerships per year. Today, we are installing our ARKONA Dealer Management Suite product in six or more automobile dealerships per month and are optimistic that the number of installation will continue to grow during FY 2003.

Merger with Arkona, Inc.; Suspension of Universal Update(TM)
------------------------------------------------------------

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

Sale of Qui Vive; Envision Write-Off
------------------------------------

         On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. ("QV"). QV was engaged in the development of e-mail security software. On April 7, 2000, we sold our interest in QV to Envision Development Corporation, a Florida corporation, in exchange for 1,482,500 shares of Envision common stock. We have since written down to zero all of our shares of Envision common stock.

Certain Risk Factors

Our short and long-term success is subject to certain risks, many of which are substantial in nature. You should consider carefully the following risk factors, in addition to other information contained in this report as you evaluate us and our business. Any one of these factors could cause actual results of our operations to differ materially from projected results.

We have operated at a net loss throughout our limited operating history and may continue to operate at a net loss.

         We acquired the assets that generate all of our revenue in November 2000, and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. We have experienced net losses in each quarter since inception, with an accumulated deficit of approximately $(20,783,233) as of March 31, 2002. We expect to continue to operate at a net loss and to experience negative cash flow from operations until sometime late 2002 or early 2003, as we seek to develop our business and customer base. In order to achieve positive operating cash flow and profitability, we must significantly increase the number of dealerships using our products. Even if we generate significant sales, revenues from sales may never exceed associated costs, and we may not be able to achieve profitability.

We require additional capital to meet our short-term obligations and continue development of our products.

         We do not presently have working capital sufficient to meet our immediate term obligations. We expect to continue to rely on outside financing, in addition to recurring revenues, to fund our operations for the near term and cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures would be significantly limited. If capital were to continue to be unavailable, we would be forced to cease operations.

Our accountants have included an explanatory paragraph on our financial statements regarding our status as a "going concern."

         Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 30, 2002 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing could be required if we are to continue as a going concern.

The market may not accept our ADMS product or other future offerings.

         Our Arkona Dealer Management Suite product is relatively new, and we are operating in a market where two competitors control 80% of the market and have a significant advantage relative to market acceptance. End-users may determine not to purchase our ADMS product because of our insignificant position in the market, because of concerns about our product and related services or for various other reasons. We can provide no assurance that end-users will be interested in purchasing any of our existing or future products in the near term or the longer term.

Our competitors have greater resources than we do.

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

Our services are subject to system failure and security risks.

         Our operations, particularly our ASP product, are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. All of our network and computer equipment, including components critical to our operations, are currently concentrated in a co-location facility provided by WorldCom. Notwithstanding precautionary measures that we and our co-location host have taken, the occurrence of a natural disaster or other unanticipated system or power failures could cause interruptions in the services we provide. In addition, failure of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

         Our ASP network is subject to factors that could cause interruptions in service or reduced capacity for our customers. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

o We and our users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others.

o Unauthorized access may jeopardize the security of confidential information stored in our computer systems and our customers' computer systems, which may result in liability to our customers and also may deter potential customers.

o We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information.

o There may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of the Internet.

o Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.

The occurrence of any unauthorized access, computer virus, equipment failure or other disruptive problem could have a material adverse affect on our business, financial condition and results of operations.

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.

         We are highly dependent upon the efforts of management and technically skilled personnel, including programmers, installers and engineers, and future performance will depend in part upon our ability to increase sales, manage growth effectively, and to retain the services of our management, our technical staff and sales staff. Competition for management, technical and sales personnel is intense, and we do not have long-term employment agreements with any of our employees. As a result, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team of the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

We rely on our intellectual property rights, and if we are unable to protect these rights we may face increased competition and our business may be materially adversely affected.

         We regard our intellectual property, particularly our Arkona Dealer Management Suite, as critical to our success, and we rely on copyright and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. Although each of our employees and consultants is asked to entered into a confidentiality and invention agreement, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to trade secrets and know-how.

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

         Our primary product, the Arkona Dealer Management Suite, is primarily a software product. The software market is recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The rapid evolution of software products requires that we continually improve the performance, features and reliability of our software, particularly in response to competitive offerings by other companies. There can be no assurance that we will successfully respond quickly, cost effectively and sufficiently to these developments.

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

         Our founders, most of whom are no longer affiliated with the Company, and Caldera Holdings, L.C. collectively own and have the power to vote 23% of our issued and outstanding common stock. In addition, our management owns and has the power to vote approximately 16% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

Our shareholder rights plan and certain provisions in the Delaware corporate law may permit our board to block a takeover attempt and adversely affect the value of our common stock.

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

     The market price of our common stock, like that of the securities of other development stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

o        Manipulation of our stock price by existing or future shareholders;
o Announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors,
o The adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally,
o        Disputes relating to patents or proprietary rights,
o Publicity regarding actual or potential results relating to product candidates under development by us or a competitor,
o        Delays in product development,
o        Slow acceptance of our products in new or existing markets,
o A general lack of trust in the financial markets as a result of accounting scandals or for other reasons, and
o Economic and other external factors, as well as period-to-period fluctuations in financial results.

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

         Our common stock has a trading price below five dollars; our common stock is not trading on an exchange or NASDAQ; we have less than $2 million dollars in net tangible assets and we have average revenues of less than $6 million. Accordingly, we believe that our common stock is presently a "penny stock." At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

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

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Price

         The table below sets forth, for the period indicated, the high and low bid quotations for our common stock as reported on the Nasdaq OTC Bulletin
Board. Our common stock began trading on the OTC Bulletin during the fourth calendar quarter of 2000. Prior to the time the OTC Bulletin Board began quoting our common stock, our common stock was traded only on the "pink sheets." We do not have access to price information for those periods.

 Fiscal Year Ended March 31, 2001                       Low             High
                                                    -----------    -----------
 Quarter ended December 31, 2000                     $0.19               $0.56
 Quarter ended March 31, 2001                        $0.34               $1.09

 Fiscal Year Ended March 31, 2002                       Low             High
                                                    -----------    -----------
 Quarter ended June 30, 2001                         $0.21               $0.47
 Quarter ended Sept. 30, 2001                        $0.18               $0.35
 Quarter ended Dec. 31, 2001                         $0.26               $0.45
 Quarter ended March 31, 2002                        $0.21               $0.95

 Fiscal Year Ending March 31, 2003                      Low             High
                                                    -----------    -----------
Quarter  ended June 30, 2002  (through  June
 27, 2002)                                           $0.38               $0.63

         The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions. The last sale price of our common stock, as reported on the OTB Bulletin Board on June 27, 2002 was $.38 per share.

Outstanding Shares and Number of Shareholders

         As of March 31, 2002, there were approximately 23,842,798 shares of our common stock issued and outstanding, which were held by approximately 500 holders of record. We have never issued preferred stock. We have never declared or paid dividends on any class of our equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------


                      Equity Compensation Plan Information

                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                              Number of securities to       Weighted-average          equity compensation
                              be issued upon exercise       exercise price of          plans (excluding
                              of outstanding options,     outstanding options,      securities reflected in
                                warrants and rights        warrants and rights            column (a))
       Plan category         -------------------------  -------------------------  -------------------------
---------------------------             (a)                        (b)                        (c)
Equity compensation plans
  approved by security
  holders                             240,000                     $2.04                        0

Equity compensation plans
  not approved by security
  holders(1)                         2,445,000                    $0.30                    3,555,000

Total                                2,445,000                    $0.30                    3,555,000

         (1) Does not includes secondary options with respect to 1,475,000 shares of our common stock granted to our officers, directors and employees by shareholders of the Company. In 1999, certain founding shareholders of our company entered into an agreement with Caldera Holding Company, L.C., an entity which is independent of Arkona, pursuant to which Caldera was given the right to grant secondary options to third parties with respect to 1,550,000 shares of common stock owned by the founders in order to encourage the development and increased productivity of Arkona. Under the agreement between Caldera and the founders, the secondary options are required to have an exercise price of $.30 per share and expire no later than December 31, 2006. Because these options are granted by shareholders of the Company with respect to outstanding stock, upon the exercise of these options, the Company will not receive any proceeds and will not issue any additional shares of common stock.

Recent Sales of Unregistered Securities
---------------------------------------

         During the fiscal year ended March 31, 2002, we offered and sold 9,433,886 shares of common stock in transactions that were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). Of such shares, 6,641,388 shares sold for cash proceeds of $1,828,500 at a average price of approximately $0.28 per share to 18 accredited investors, and 2,792,498 were issued in accordance with conversion provisions contained in $530,574 of convertible debt. In conjunction with the sale of 1,862,122 of the shares of common stock sold for cash, we issued an aggregate of 1,562,122 warrants with an exercise price of $0.33 and 100,000 warrants with an exercise price of $0.60.

         Except for the sales occurring during the quarter ended March 31, 2002, which are disclosed in the following paragraph, information regarding such sales is included in the Quarterly Report on Form 10Q-SB relating to the quarter in which such sales occurred.

         During the quarter ended March 31, 2002, we offered and sold shares of common stock and warrants as follows:

         o We offered and sold 606,061 shares of common stock, together with 606,061 warrants to purchase common stock at an exercise price $.33 per share at any time during a five-year term, to single accredited investors at purchase price of $0.35 per unit of one share and one warrant.

         o We offered and sold 650,000 shares of common stock, together with 350,000 warrants to purchase common stock at an exercise price $.33 per share at any time during a five-year term, to single accredited investors at purchase price of $0.35 per unit of one share and .53 warrant.

         o We offered and sold 100,000 shares of common stock, together with 100,000 warrants to purchase common stock at an exercise price $.60 per share at any time during a five-year term, to single accredited investors at purchase price of $0.60 per unit of one share and one warrant.

         o We offered and sold an aggregate of 293,334 shares of common stock to 4 accredited investors at a weighted-average purchase price of $0.35 per share.

         The offer and sale of the shares of our common stock and warrants described in the preceding paragraph were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.   Management's Discussion and Analysis

Overview

         ARKONA, Inc. (formerly The Thorsden Group and Sundog Technologies, Inc.) was organized in 1996 as a data base technology company with Universal Update(TM) as its primary product. Universal Update(TM) allows rapid integration of business information systems throughout the enterprise and easy sharing of critical information with remote, occasionally connected workers and partners around the world. Prior to 2001, we primarily worked to develop and sell the Universal Update(TM) technology. We have since determined to suspend development and marketing of Universal Update(TM).

         Following our acquisition of the assets of Ensign Information System in late 2000, our focus and direction has changed from our Universal Update(TM) products and the mobile computing industry to our newly acquired Arkona Dealer Management Solutions (ADMS) and the automobile dealership management industry. When we acquired the assets of Ensign, their predecessor to our ADMS product already had a customer base and was a proven product. At the time of the acquisition, Ensign had installed 9 systems in the prior 12 months. We are currently installing 6 systems per month.

Results of Operations

Fiscal Year Ended March 31, 2002 ("FY2002") Compared With Year Ended March 31, 2001 ("FY2001")

         Revenues for the FY2002 were $2,338,176, compared to $327,015 for FY2001. Approximately $1,357,131 of this increase is attributable to our increasing the number of installations of our ADMS product in new car dealerships to six or more each month. This year we plan to grow the number of installations of our ADMS product to 10 per month. The remainder of our increase in revenue is attributable to the fact that we acquired the assets of Ensign Information System, including associated revenue streams, after FY 2001 was 60% complete, and had insignificant revenues prior to the acquisition of the Ensign assets.

         Revenues for FY2002 were generated through the sale and installation of ADMS, our automobile dealer management solution and reoccurring monthly maintenance fees from dealers using ADMS. Currently, the value of reoccurring monthly maintenance fees from all of our customers in the aggregate exceeds $100,000 per month. We expect to increase the reoccurring fees by $8,000 to $15,000 per month during the fiscal year ended March 31, 2003 ("FY 2003"). With the planned increases in installations and our reoccurring monthly maintenance, we expect to reach achieve positive cash flow by the end of September 2002.

         Cost of sales totaled $1,411,893 in FY2002, compared to $183,447 in FY2001. As a percentage of revenues, cost of sales was 60 percent for FY 2002, compared to 56 percent of FY 2001. The increase in cost of sales was due to increases in the number of installations, increased head count and training costs associated with the increases in head count. We expect training and installation costs in FY 2003 to increase as a result of expected growth. We are hiring and training new support and installation personnel as quickly as we can, and the demand for our product continues to out pace our ability to grow.

         Operating expenses for FY2002 totaled $7,852,885 as compared to $7,253,869 for FY2001. Operating expenses decreased in every category except cost of sales.

         Marketing, general and administrative expenses totaled $3,124,748 in FY2002, compared to $3,358,901 in FY2001 - a decrease of $234,153 or 6 percent. Depreciation and amortization, a component of marketing, general and administrative expenses increased $117,230 in FY2002. The increase in depreciation and amortization is due to the increase in depreciable assets and amortization of goodwill and technology associated with the purchase of Ensign Information Systems. If depreciation and amortization had remained constant in FY2002 the decrease in marketing, general and administrative expenses would have been 10 percent. The decrease in marketing and sales expense was a result of more effective and successful sales efforts. We estimate that in FY 2001 our sales cycle was between 90 and 180 days. In FY 2002, that cycle decreased dramatically, to between 30 and 75 days, and with this shortening of the sale cycle, our costs of selling has decreased. One of the primary causes for the decrease in the sales cycle and selling expense is customer referral and recommendations.

          Research and development expenses decreased $163,020 from $576,021 in FY2001 to $412,994 in FY2002. The decrease was due to the re-allocation of our engineering resources from product development (which is classified as a research and development expense) to product customization (which is a cost of sales). We expect to continue to allocate an increasing amount of our engineering resources, and associated expenses, to product customization rather than development in FY 2003.

         The Company also recognized $2,903,250 of deferred compensation during FY2002 as compared with $3,135,500 for FY 2001. The deferred compensation is a result of options granted prior to FY2002 at a price lower than fair market value on the date of grant that vested during FY2002. Most of this compensation expense is not attributable to options granted by the Company; rather, it is attributable to the grant by Caldera Holdings, L.C. to employees of the Company of secondary options to purchase outstanding common stock owned by founders of the Company. (See "Item 5. Market for Common Equity and Related Stockholder Matters--Securities Authorized for Issuance Under Equity Compensation Plans").

         On June 5, 1998, we formed a new subsidiary called, Qui Vive Inc. QV was engaged in the development of e-mail security software. On April 7, 2000, we sold our interest in QV to Envision Development Corporation, a Florida corporation in exchange for 1,482,500 shares of Envision common stock. The $21,531,554 grain on disposal of segment reflected on our Statement of Operations during FY 2001 was the result of this exchange. During late 2000, following a restatement of its assets and a liquidity crisis, Envision discontinued operations. As a result, we wrote down to zero all of our shares of Envision common stock. The $20,465,829 loss on disposal of investment securities reflected on our Statement of Operations for FY 2001 is the result of our write off the value of our shares of Envision common stock.

         Our net loss for the year ended March 31, 2002 was $5,548,416 (or $0.30 per share) compared to a loss of $6,907,595 (or $0.46 per share) in the year ended March 31, 2001. This decrease in net loss was primarily the result of decreased deferred compensation expenses and increases in revenue.

         We expect significant positive changes to take place at ARKONA during FY 2003 and expect sales to continue to increase at a rapid pace. With these increases, we expect cost of sales to decrease as a percentage of sales as we become more proficient and as we increase the experience of our installation teams. Also, we do not expect to amortize significant deferred compensation expenses in FY2003. In FY2002, we amortized $2.9 million in deferred
compensation   expense  and  in  FY2001  we  amortized  $3.1  million   deferred
compensation expense, most of which was attribute to options to purchase outstanding shares of common stock held by our founders granted to officers and employees of the Company by shareholders of the Company. If we exclude expenses related to amortization of deferred compensation, FY2002 operating losses were $2,645,166 (compared to $5,548,416 with amortization of deferred compensation) and FY2001 operating losses were $3,135,500 (compared to $5,907,595 with amortization of deferred compensation in FY2001)

Liquidity and Capital Resources

         At March 31, 2002, we had cash and cash equivalents of $120,290 as compared to cash and cash equivalents of $35,221 as of March 31, 2001. The increase in cash is due to an increase in cash on hand.

         Our current cash and cash equivalents are insufficient to fund our existing current liabilities and our activities during the coming year. Although we expect our monthly revenues to equal or exceed our monthly operating expenses beginning sometime around September 2002, we nonetheless expect to need additional financing in order to pay off existing liabilities and potentially in order to financing expansion efforts. We expect to obtain such additional financing through the private placement of equity securities and through unsecured loans the Company. We caution, however, that, particularly in light of the current instability and downward trends in the equity markets, such financing may not be available on favorable terms, or at all.

         Although we do not expect to make any purchases of new facilities during the coming year, we do plan to purchase additional computer equipment for our ASP hosting facility and research and development efforts. We also continue to evaluate new product opportunities and may, if necessary, seek to add equipment and personnel to pursue such opportunities in the future. If we purchase significant amounts of additional computer equipment or expand our operations to develop new products, we may need to seek additional financing. There can be no assurance that additional funding will be available as required or on terms that are favorable to the Company.

         Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Our independent public accountants have issued their report dated June 30, 2002 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited, and it has been necessary to rely upon financing from the sale of its equity securities to sustain operations in the past. Additional financing will be required if we are to continue as a going concern. If such additional funding cannot be obtained, we may be required to scale back or discontinue our operations. Even if such additional financing is available, there can be no assurance that it will be on terms favorable to the Company. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

Item 7.   Financial Statements

         The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-14 of this report.

Item 8.  Changes  in  and  Disagreement   With  Accountants  on  Accounting  and
Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
Compliance with Section 16(a) of the Exchange Act.

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

Item 10.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

Item 12.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

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


   Exhibit

    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------

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

4.2                Form of Warrant used in 2002                      Filed herewith

10.1               1992 Stock Option Plan                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

10.2               1999 Stock Option Plan                            Incorporated  by  reference  to  the
                                                                     Company's   Annual  Report  on  Form
                                                                     10-KSB for the year ended  March 31,
                                                                     1999, filed with the SEC on June 29,
                                                                     1999

10.3               Form  of   Employee   Confidentiality,   Work     Incorporated by reference to the
                   Product and Non-competition Agreement             Company's Quarterly Report on Form
                                                                     10-QSB for the quarter ended December
                                                                     31, 1997, as amended, filed with the
                                                                     SEC on May 7, 1998

10.4               2001 Stock Option Plan                            Filed herewith

10.5               Amended and Restated Stock Acquisition            Incorporated by reference to the
                   Agreement by and among Envision Development       Company's Current Report on Form 8K
                   Corporation, Qui Vive Acquisition                 filed with the SEC on April 24, 2000
                   Corporation, the Company and
                   RockMountain                    Ventures
                   Fund, LP, dated as of March 31, 2000.

10.6               Master Lease between Parkway Tower, L.L.C.        Incorporated by reference to Annual
                   and the Company.                                  Report on Form 10-KSB filed with the
                                                                     SEC on July 14, 2000

10.7               Rights Agreement dated December 22, 2000          Incorporated by reference to the
                                                                     Current Report on form 8-K filed with
                                                                     the SEC on January 18, 2001

10.8               Employment Agreement dated November 2000          Incorporated by reference to the
                   with Richard Holland                              Quarterly Report on Form 10-QSB filed
                                                                     with the SEC on November 21, 2000
10.9               Employment Agreement dated November 2000          Incorporated by reference to the
                   with Blake Nielson                                Quarterly Report on Form 10-QSB filed
                                                                     with the SEC on November 21, 2000

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on July 3, 2002.

                      ARKONA Technologies, Inc.


                      By:               /s/   Alan S. Rudd
                                        ----------------------------------------
                                             Alan S. Rudd

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

                 Signature                                      Title                               Date
                 ---------                                      -----                               ----
                                                     Chief Executive Officer and                 July 3, 2002
           /s/ Alan S. Rudd                          Director (Principal Executive
          --------------------------                 Officer)

               Alan S. Rudd

           /s/ Richard Holland                       President,   Vice   President   of          July 3, 2002
          --------------------------                  Engineering and Director
               Richard Holland

           /s/ Stephen Russo                         Chief Financial Officer                     July 3, 2002
          --------------------------                 (Principal Financial and
               Stephen Russo                          Accounting Officer)


          /s/ Bryan Allen                            Director                                    July 3, 2002
          --------------------------
              Bryan Allen


                                  ARKONA, INC.

                                 March 31, 2002

                       [WITH INDEPENDENT AUDITORS' REPORT]


                                               ARKONA, INC.

                                            TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----

Independent Auditors' Report                                                                             F-1
Balance Sheet -- March 31, 2002                                                                          F-2
Statements  of  Operations  and  Comprehensive  Income  for the years  ended  March  31,  2002 and
2001                                                                                                     F-3
Statement of Stockholders' Equity/(Deficit) for the years ended March 31, 2002 and 2001
                                                                                                         F-4

Statements of Cash Flows for the years ended March 31, 2002 and 2001                                     F-5
Notes to Financial Statements                                                                         F-6- F-13

Independent Auditors' Report

The Board of Directors and Shareholders
ARKONA, Inc.

We have audited the accompanying balance sheet of ARKONA, Inc., formerly known as Sundog Technologies, Inc., as of March 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARKONA, Inc., as of March 31, 2002, and the results of operations and cash flows for the periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has experienced losses from operations since its inception and has significant negative cash flow from operations which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  /s/ MANTYLA McREYNOLDS
  ------------------------
      MANTYLA McREYNOLDS
      Salt Lake City, Utah
      June 30, 2002


                                  ARKONA, INC.
                                  Balance Sheet
                                 March 31, 2002

                                     ASSETS
                                     ------

Current Assets
  Cash & cash equivalents - Notes 1 & 2                                            $    120,290
                                                                                   ------------
  Accounts receivable, net of allowance of $6,008                                       182,200
  Employee advances                                                                      12,050
                                                                                   ------------
                        Total Current Assets                                            314,540
                                                                                   ============
Property and Equipment - Note 6
  Property and equipment                                                                607,148
  Less: Accumulated depreciation                                                       (405,474)
                                                                                        201,674
                                                                                   ============
                     Net Property and Equipment
Other Assets
  Deposits - Note 9                                                                      17,779
  Goodwill from Ensign purchase (net) - Note 7                                          156,622
  Intellectual property (net) - Note 7                                                   89,157
  Intangible assets - Note 4                                                             34,845
                                                                                   ------------
                         Total Other Assets                                             298,403
                                                                                   ------------
                            TOTAL ASSETS                                           $    814,617
                                                                                   ============
                  LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
                  --------------------------------------------

Current Liabilities
  Accounts payable                                                                 $    453,487
  Accrued liabilities                                                                   210,384
  Deferred revenue                                                                      108,750
  Current portion of capital leases - Note 5                                             32,394
                                                                                   ------------
                         Total Current Liabilities                                      805,015
Long-Term Liabilities
  Capital leases payable - Note 5                                                        45,283
  Note payable - related party - Note 16                                                100,537
  Less current portion of capital leases                                                (32,394)
                                                                                   ------------
                        Total Long-Term Liabilities                                     113,426
                                                                                   ------------
                             Total Liabilities                                          918,441
                                                                                   ------------
Stockholders'  Equity/(Deficit)  -- Notes 8, 11 &  15-17 Preferred stock
   -- 10,000,000 shares authorized, $.001 par
    value; no shares issued and outstanding                                                   0
  Capital stock -- 50,000,000 shares authorized, $.001 par
    value; 23,842,798 shares issued and outstanding                                      23,843
  Additional paid-in capital                                                         20,672,508
  Accumulated unrealized losses on investments                                          (16,942)
  Deficit accumulated during the development stage                                  (20,783,233)
                                                                                   ------------
                   Total Stockholders' Equity/(Deficit)                                (103,824
                                                                                   ------------
            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)                     $    814,617
                                                                                   ============

                 See accompanying notes to financial statements

                                  ARKONA, INC.
                Statements of Operations and Comprehensive Income
                   For the Years Ended March 31, 2002 and 2001

                                               Year            Year
                                              ended           ended
                                             3/31/02         3/31/01
                                          ------------    ------------
Revenues - Note 1                         $  2,338,176    $    327,015

Cost of sales                                1,411,893         183,447
Research and development                       412,994         576,021
Marketing, general and administrative        3,124,748       3,358,901
 Amortization of unearned compensation
                                             2,903,250       3,135,500
                                          ------------    ------------
  Total Operating Expenses                   7,852,885       7,253,869
                                          ------------    ------------
        Net Loss from Operations            (5,514,709)     (6,926,854)
                                          ------------    ------------
Other Income/(Expense)
  Interest income                         $          3    $      6,609
  Interest expense                             (33,710)        (53,571)
  Other income                                       0             496
  Loss  on  disposal of   investment
securities                                           0     (20,465,829)
                                          ------------    ------------

      Total Other Income/(Expense)             (33,707)    (20,512,295)

        Net Loss From Continuing

          Operations                        (5,548,416)    (27,439,149)
  Gain on disposal of segment                        0      21,531,554
                                          ------------    ------------
Net Loss                                  $ (5,548,416)   $ (5,907,595)
Other comprehensive income:
   Unrealized holding gains(loss)               (1,410)         (1,950)
                                          ------------    ------------
Comprehensive Income (Loss)                 (5,549,826)     (5,909,545)
                                          ============    ============
Basic & Diluted Loss/share - Note 1

  Continuing Operations                   $      (0.30)   $     (2.12)
  Gain on disposal of segment                     0.00           1.66
                                          ------------    ------------
     Basic & Diluted Net Loss per share          (0.30)         (0.46)
                                          ------------    ------------

Weighted average number shares              18,575,326      12,919,299
                                          ============    ============

                 See accompanying notes to financial statements


                                  ARKONA, INC.

                   Statement of Stockholders' Equity/(Deficit)

                   For the Years Ended March 31, 2002 and 2001

                                                                              Accum.                                      Total
                                                             Additional    Unrealized     Unearned                       Stckhldrs'
                                Shares         Common         Paid-In        Loss on       Compen-       Accum. Loss      Equity/
                                Issued         Stock          Capital      Investment      Sation        Devel Stage      Deficit
                               -----------  -----------    ------------    ----------   ------------    ------------    -----------
Balance, March 31, 2000         23,825,521    $  23,826    $ 14,147,648    $ (13,582)   $ (5,443,750)   $ (9,327,222)    $ (613,080)
One for two  reverse  split
of common shares               (12,031,719)      12,032)         12,032         --              --              --               0
Cancelled treasury shares       (1,740,250)      (1,740)        (33,065)        --              --              --          (34,805)
Issued  shares  in  private
placement at $ 4.00  per
share                               37,500           37         149,963         --              --              --          150,000

Options  exercised at $1.00
per post-split share                30,000           30          29,970         --              --              --           30,000
Options  exercised at $4.01
per post split share                46,632           47         187,104         --              --              --          187,151
Issued  shares  for  Ensign
asset purchase                   1,500,000        1,500         627,870         --              --              --          629,370
Issued  shares  for debt at
$2.00 per share                    767,728          768       1,534,688         --              --              --        1,535,456
Issued  shares  to  officer
at $0.27 per share               1,087,500        1,087         292,538         --              --              --          293,625
Issued  shares  in  private
placement  at $ 0.75 per           400,000          400         299,600         --              --              --          300,000
share
Issued  shares  in  private
placement at $ 1.00 per            480,000          480         479,520         --              --              --          480,000
share
Granted stock options,
record unearned comp                  --           --           595,000         --          (595,000)           --                0
Adjustment to  unrealized
loss on investments                   --           --              --         (1,950)           --              --           (1,950
Compensation expense
stock options granted                 --           --              --           --         3,135,500            --        3,135,500
Gifted  stock  to  trust of
employee                             6,000            6               6
Net loss  for  the  year
ended March 31, 2001                  --           --              --           --              --        (5,907,595)    (5,907,595)
                               -----------  -----------    ------------    ----------   ------------    ------------    -----------
Balance, March 31, 2001         14,408,912       14,409      18,322,868      (15,532)     (2,903,250)    (15,234,817)       183,678
Issued  shares  for Cash at      1,052,632        1,052         198,948         --              --              --          200,000
$0.19 per share
Issued  shares  for debt at      2,792,498        2,793         527,781         --              --              --          530,574
$0.19 per share
Issued  shares  for Cash at      2,701,110        2,701         672,299         --              --              --          675,000
$0.25 per share
Issued  shares  for Cash at         90,909           91          19,909         --              --              --           20,000
$0.22 per share
Issued  shares  for Cash at        384,615          385          99,615         --              --              --          100,000
$0.26 per share
Issued  shares  for Cash at        316,667          317          94,683         --              --              --           95,000
$0.30 per share
Issued  shares  for Cash at      1,862,122        1,862         612,638         --              --              --          614,500
$0.33 per share
Issued  shares  for Cash at        100,000          100          43,900         --              --              --           44,000
$0.44 per share
Issued  shares  for Cash at        133,333          133          79,867         --              --              --           80,000
$0.60 per share
Adjustment to realized
loss on investments                   --           --              --         (1,410)           --              --           (1,410)
Compensation expense  for
stock options granted                 --           --              --           --         2,903,250            --        2,903,250
Net loss for  the  year               --           --              --           --              --        (5,548,416)    (5,548,416)
ended March 31, 2002
                               -----------  -----------    ------------    ----------   ------------    ------------    -----------
Balance, March 31, 2002         23,842,798  $    23,843    $ 20,672,508    $ (16,942)   $          0    $(20,783,233)   $  (103,824)
                               ===========  ===========    ============    ==========   ============    ============    ===========


                 See accompanying notes to financial statements

                                  ARKONA, INC.

                            Statements of Cash Flows

                   For the Years Ended March 31, 2002 and 2001

                                                                      Year ended          Year ended
                                                                       3/31/02              3/31/01
                                                                    ---------------     ---------------
Cash Flows from Operating Activities

Net Loss                                                            $ (5,548,416)        $ (5,907,595)
Minority interest net loss                                                     0                    0
Adjustments  to  reconcile  net  income  to net cash
provided by operating activities:
    Depreciation and amortization                                        384,214              266,984
    Amortization of stock options                                      2,903,250            3,135,500
     Bad debt expense                                                      6,008                 --
    Gain on sale of property                                                   0                 (496)
    Recorded gain on disposal of segment                                       0          (21,531,554)
    Loss on disposal of securities                                             0           20,465,829
    Decrease/(increase) in accounts receivable                          (110,033)             (90,223)
    Increase/(decrease) in accounts payable                               59,991              215,262
    Increase/(decrease) in other current liabilities                     168,180              (50,815)
    Increase/(decrease) in deferred income                               (65,903)             173,153
    Decrease in prepaid expenses                                          10,787               13,528
                                                                    ------------         ------------
          Net Cash Used for Operating Activities                      (2,191,922)          (3,310,427)
Cash Flows from Investing Activities
  Long-term security deposits                                                  0                3,413
  Sale of Marketable Securities                                                0                    0
  Patent costs                                                                 0               (4,687)
  Proceeds from sale of property                                               0                6,293
  Capital expenditures                                                   (56,985)            (167,438)
                                                                    ------------         ------------
          Net Cash Used for Investing Activities                         (56,985)            (162,419)
Cash Flows from Financing Activities

  Bank overdraft in discontinued operation
  Principal payments on leased equipment                                 (25,098)             (22,033)
  Proceeds from issuance of common shares                              2,359,074            2,940,803
  Proceeds from borrowing                                                      0              100,000
                                                                    ------------         ------------
Net Cash Provided by Financing Activities                              2,333,976            3,018.770
                                                                    ------------         ------------
              Net Increase/(Decrease) in Cash                             85,069             (454,076)
Beginning Cash Balance                                                    35,221              489,297
                                                                    ------------         ------------
Ending Cash Balance                                                 $    120,290         $     35,221
                                                                    ============         ============

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for interest                            $     33,710         $     44,437
  Cash paid during year for income/franchise taxes                  $      2,419         $      2,120
Noncash Financing Activities:

  Issued stock for Ensign assets                                    $          0         $    630,000



                 See accompanying notes to financial statements

                                  ARKONA, INC.

                          Notes to Financial Statements
                                 March 31, 2002

Note 1   Organization and Summary of Significant Accounting Policies

         (a) Organization

         ARKONA, Inc. [the Company] was originally incorporated under the laws of the State of Delaware in 1992 as The Thorsden Group, Ltd., for the purpose of seeking and acquiring business opportunities. In October 1997, the Company merged with Arkona, Inc., a Utah corporation (formerly Arkona, LLC), in a reverse triangular merger, accounted for as a purchase. After the merger and until November 1, 2000, the Company continued the business of Arkona, Inc.; developing, marketing, and selling software products which incrementally and automatically update database content, reference documents, and enterprise applications required by organizations with distributed business centers, field professionals, telecommuters, partners, and customers. On March 25, 1999 the Company changed its name to Sundog Technologies, Inc., effective June 10, 1999. On February 22, 2001 the Company changed its name to ARKONA, Inc. On November 1, 2000 the Company purchased substantially all the assets of Ensign Information System including its intellectual property. Shortly after the Ensign purchase the Company turned its business focus to the revenue generating products acquired from Ensign. The ultimate success of the Company will be dependent on its ability to adequately fund, develop and market its products. In the prior year, the Company was considered to be in the development stage.

         (b) Income Taxes

         The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

                                  ARKONA, INC.

                          Notes to Financial Statements
                                 March 31, 2002

         (f) Revenue Recognition

         The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) no. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. During the course of business the Company recognizes revenue for the following activities: Support, Hardware Sales, Consulting, and Implementation of Products. Support charges are billed monthly and are recognized as earned and stipulated in contracts with customers. Hardware Sales revenue is recognized when the goods are delivered to the customer. Consulting fees are recognized as services are rendered. Product Installation revenue is recognized in accordance with terms of each contract, generally on a percentage of completion basis. Advance deposits are deferred and recognized over the life of the contract which is often complete in one month. Components of the Product Installation process include software licensing, training, forms programming data conversion, and hardware installation.

         (g) Patents

         The Company has obtained various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of March 31, 2002, and is being amortized over seven years (see Note 4).

         (h) Investment in Marketable Securities

         Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities verses current market value. The March 31, 2002 unrealized loss on investments of $1,410 is related to securities that have been written off but not disposed.

         (i) Software Costs

         Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis and using straight-line methods over the established economic life of the product.

         (j) Advertising Costs

         Advertising costs of the Company are charged to expense as incurred.

Note 2 Concentration

         The Company is limited in that its product and service are specifically designed for customers in the auto dealership industry. However, sales of Company products and services are not limited to any geographic area. If the industry environment were to experience significant negative conditions, the Company could also be affected.

                                  ARKONA, INC.

                          Notes to Financial Statements
                                 March 31, 2002

         The Company maintains cash balances in a financial institution located in Salt Lake City, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2002, the Company had approximately $20,000 in excess of the insured amount at this institution.

Note 3 Income Taxes

         The  Company  has  the  following   temporary   differences   and  loss
carryforward amounts as of the balance sheet date. The timing difference multiplied by the estimated tax rate, for the period the temporary differences are expected to reverse, becomes a deferred tax asset or liability.

                       Description                                            Tax        Rate
                                                           -----------    ----------  -----------
            Net operating loss (expires thru 2022)         $17,201,890    $6,708,737      39%
            Stock compensation                               7,546,250     2,943,038      39%
            Valuation allowance                                           (9,651,775)
                                                                          ----------
                 Deferred tax asset 3/31/2002                             $        0
                                                                          ----------



         The allowance has increased $3,296,150 from $6,355,625 as of March 31, 2001. For the years ending March 31, 2002 and 2001 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Currently, there is no reasonable assurance that the Company will be able to take advantage of deferred tax assets, thus, an offsetting allowance has been established for the deferred asset.

Note 4  Intangible Assets

         The Company has applied and been granted patent protection for its proprietary technology relating to Universal Update. The patent was granted on December 7, 1999. Since that time the Company has applied and received additional protection for its patent. Amortization of cost began on December 7, 1999. Amortization expense for the years ended March 31, 2002 and 2001 was $7,760 and $7,351 respectively. Unamortized patent costs, related to continuing operations, as of March 31, 2001, is $34,845.

Note 5  Leases

         The Company has various capital lease agreements collateralized with property and equipment as of March 31, 2002. These leases bear interest at various interest rates and have remaining terms of one to two years. Future minimum lease payments are as follows:

                                                                  Minimum
         Year Ending                                           Lease Payments       Principal         Interest
                                                          --------------------------------------------------------
         3/31/2003                                                $38,282            $32,394           $5,888
         3/31/2004                                                 13,736             12,889              847
                                                          --------------------- ----------------------------------
         Total                                                    $52,018            $45,283            6,735
                                                          --------------------- --------------- ------------------

         The Company has operating leases for its office facilities which expire at various times through June 2005.

                                  ARKONA, INC.

                          Notes to Financial Statements
                                 March 31, 2002



                                                          Minimum
                            Year Ending                Lease Payments
                         ---------------            --------------------
                            3/31/2003                           $235,774
                            3/31/2004                            241,793
                            3/31/2005                            247,632
                   3/31/2005 and thereafter                       83,853
                                                    ---------------------
                            Total                               $809,052
                                                    ---------------------

         Rent expense during the year was $211,592 for 2002 and $193,226 for 2001.

         The Company has also entered two operating leases with IBM for equipment. The terms require payments on a month-to-month basis in the amounts of $3,231 and $1,135. Upon written notice, the Company is able to return or exchange the equipment at its option.

Note 6  Property and Equipment

         Property and equipment are summarized by major classifications as follows:

                                                                              Accumulated
                                                       Acquisition            Amortization/        Net Book
                                                       Cost                   Depreciation         Value
                                              --------------------- -------------------- ----------------
         Office Furniture                              $  71,546            $  31,667           $  39,879
         Computer Software                                60,843               57,558               3,285
         Computer Equipment                              419,996              297,780             122,216
         Leasehold Improvements                           54,763               18,469              36,294
                                               -------------------- -------------------- ----------------
                  Total                                $ 607,148            $ 405,474           $ 201,674
                                              ===================== ==================== ================

         The Company acquired approximately $119,674 in computer equipment financed through capital leases. Depreciation expense, including the amortization of assets acquired by capital lease, amounted to $119,198 and $125,947 during the years ended March 31, 2002 and 2001, respectively. The Company computes depreciation using the straight-line method over three years.

Note 7  Ensign Intangible Assets

         With the acquisition of Ensign (see note 17), the Company recorded Goodwill and an intangible asset for the technology. The original cost of the technology is being amortized on a straight line basis over two years while the goodwill is being amortized over three years, straight line. Current book values are summarized as follows:

Asset                        Original Cost Basis          Accumulated Amortization          Net Current Value
------------------------ ---------------------------- --------------------------------- -----------------------
Technology                         305,682                        216,525                       89,157
Goodwill                           313,244                        156,622                      156,622

         The Company will adopt FASB 142 Goodwill and Other Intangible Assets for FY2003. This statement will eliminate the amortization of goodwill and will require the Company to test the asset annually for impairment.

                                  ARKONA, INC.

                          Notes to Financial Statements
                                 March 31, 2002

Note 8  Private Placement Memorandum/Stock Issuances

         During the fiscal year ended March 31, 2001, the Company issued 287,500 shares of common stock pursuant to a series of private placements at the price of $2.00 per share for aggregate proceeds of $575,000.

         During fiscal year March 31, 2002, the Company issued 9,433,886 shares of common stock; 6,641,388 shares were sold for cash proceeds of 1,828,500 at an average price of approximately $0.28 per share in transactions that were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), 2,792,498 shares were issued in accordance with conversion provisions contained in $530,575 of convertible debt.

         In conjunction with the sale of 1,862,122 shares of common stock sold to investors during fiscal year 2002 for cash, the Company issued 1,562,122 warrants with an exercise price of $0.33 and 100,000 warrants with an exercise price of $0.60 all of which are exercisable over a five-year period. One December 21, 2001, 1,212,122 warrants were issued with an exercise price of $0.33 which was equal to the market value of the Company's common stock. On January 24, 2002, 350,000 warrants were issued with an exercise price of $0.33 per share and the market value of the Company's common stock was $0.66 per share. On February 4, 2002, 100,000 warrants were issued with an exercise price of $0.60 per share while the market value of the Company's common stock was $0.85.

         Due to the volatility of the Company's stock price, its low volume and the risk associated with stock traded on the OTC Bulletin Board, the value of the warrant on the date of issuance is not determinable.

         As of March 31, 2002 none of the warrants had been exercised. As of the date of this report, 303,031 warrants were exercised at $0.33 per share or $100,000.

Note 9  Deposits

         In conjunction with its facility lease obligations, the Company has placed security deposits with its two landlords. Deposits total $17,779 for office space as of March 31, 2002.

Note 10  Going Concern

         The Company has incurred losses from inception to March 31, 2002 amounting to $20,783,233. Financing the Company's activities to date has primarily been the result of private placement offerings. The Company's ability to achieve a level of profitable operations and/or additional financing may impact its ability to continue as it is presently organized. Management is expanding operations and anticipates reaching a level of profitable operations. To the extent that cash flow requirements are not met by operations, management intends to raise additional capital through private placement offerings.

Note 11  Stock Option Plans

         In December 2001 the Company established a new stock option plan. The 2001 plan was established to provide incentives to its directors, officers, employees and advisors to do business with the company, and to enable the Company to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-range success. Granting of options is at the discretion of the Stock Option Committee of the Board. The Committee may determine the terms and conditions of options, consistent with the Plan. The plan currently has authorized 6,000,000 shares.

                                  ARKONA, INC.

                          Notes to Financial Statements
                                 March 31, 2002

         Prior to the establishing the 2001 plan, the Company had established two Stock Option Plans (1992 and 1999) to provide incentives to its directors, officers, employees and advisors to do business with the Company, and to enable the Company to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-range success.

         All options granted under the 1992 and 1999 stock option plans have expired, been cancelled or been converted into options granted under the 2001 plan except for 115,000 options granted under the 1999 plan with an exercise price of $1.00 and 125,000 options granted under the 1992 plan with an exercise price of $3.00. Options granted to existing employees under the 1992 and 1999 stock option plans were converted to options under the 2001 stock option plan. All of the 240,000 outstanding options granted under the 1992 option plan and 1999 option plan have vested.

         Through March 31, 2002, there were outstanding a total of 2,445,000 stock options to purchase Company common stock granted under the 2001 Plan, all of which have an exercise price of $0.30 per share. Options granted under the 2001 plan vest over a one to three year period. Of the options granted under the 2001 plan, 355,396 have vested as of March 31, 2002.

         Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders' equity, as a result of compensatory stock options is generally amortized to expense over the vesting periods of the underlying stock options. The amount amortized to expense through March 31, 2002 was $5,090,308. Unearned compensation represents the intrinsic value of stock options granted but not yet vested. The Company has no unearned compensation as of March 31, 2002.

         The Company has adopted only the disclosure provisions of FASB 123 (Accounting for Stock Based Compensation) and applies APB Opinion 25 (Accounting for Stock Issued to Employees) to stock options.

         Information  on  stock  options   outstanding  at  March  31,  2002  is
summarized as follows:


                               Options Outstanding                                Options Exercisable
Range of exercise          Number           Weighted Average        Weighted            Number            Weighted
      prices            Outstanding            Remaining             Average         Exercisable          Average
                                            Contractual Life        Exercise                              Exercise
                                                                      Price                                Price
----------------------------------------------------------------------------------------------------------------------
      $0.30                 2,445,000          117 months             $0.30                355,396         $0.30
      $1.00                   115,000          17 months              $1.00                115,000         $1.00
      $3.00                   125,000           6 months              $3.00                125,000         $3.00
-------------------    ---------------    ---------------------    ------------     ---------------    ---------------
                            2,685,000          107 months             $0.46                595,396         $1.00

Note 12  401K Profit Sharing Plan

         The Company has an employee benefit program consisting of a 401K Profit Sharing Plan. The 401K Plan provides for employees to contribute on a pretax basis, employer matching, and a broad portfolio of investment options within the plan to be selected by the employee. Employer matching contributions are made at the sole discretion of management. Profit sharing expense recognized under this plan was $3,568 and $62,233 for the years ended March 31, 2002 and 2001, respectively.

                                  ARKONA, INC.

                          Notes to Financial Statements
                                 March 31, 2002

Note 13  Sale of Qui Vive, Inc.

         In June of 1998, the Company formed a subsidiary company, Qui Vive, Inc., through which they developed technology. On February 10, 2000, the Company sold the subsidiary to Envision Development Corporation for 1,492,000 shares of restricted Envision common stock. Pursuant to the sale of this segment of business the Company recognized a gain of $21,531,554. However, the shares of stock subsequently became valueless and the Company recognized a loss on the disposal of those shares during the fiscal year ended March 31, 2001 of $20,465,829.

Note 14  Purchase of Ensign Information Systems

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

Note 15  Reverse Stock Split

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

Note 16  Related Party Transactions/Stock Options

         Certain founding shareholders acquired common stock of the Company in return for contributions and development of the Company's predecessor, Arkona, L.L.C. These founding shareholders received a total of 7,000,000 shares of common stock and then, collectively, entered into an agreement with Caldera Holding Company, L.C., wherein Caldera was given the right to grant derivative options to third parties with respect to 1,550,000 of such shares in order to encourage the development and increased productivity of the Company. The derivative options have an exercise price of $0.30 per share and expire no later than December 31, 2006. Holders of the shares underlying the derivative options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to its agreement with the founding shareholders so long as the agreement remains in place. The agreement between Caldera and such founders expires upon the earlier of January 2003 and Caldera's award of the last of the derivative options, at which time voting power returns to the founding shareholders. Under this derivative options program, an aggregate of 1,475,000 options have been granted by Caldera to ten persons, of which 843,750 have vested. Exercise of these options will not yield any assets to the Company.

         The Company has accrued unpaid compensation to an officer in the amount of $98,480. The balance is payable on demand, is unsecured and non-interest bearing.

         Two shareholders have advanced funds to the Company to provide cash flow in the amount of $100,537. These advances are unsecured and bear interest at 12%. The notes provide for conversion to stock at the option of the holder. Interest expense of $1,000 is paid monthly.

                                  ARKONA, INC.

                          Notes to Financial Statements
                                 March 31, 2002

Note 17  Preferred Stock Rights

         Effective as of January 31, 2001, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of Common Stock of the Company to shareholders of record at the close of business on January 31, 2001. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a purchase price of $60.00. The description and terms of the Rights are set forth in a Shareholder Rights Agreement between the Company and Atlas Stock Transfer Corporation, as Rights Agent.

         At the time it approved the Shareholders Rights Agreement, the Board of Directors of the Company believed that the market price of Arkona's common stock did not reflect the real value of our common stock. In light of the low market price of common stock, management and the Board had been concerned that a person may seek to acquire the Arkona at a price that is in line with current market value, but not the real value of the common stock. The structure of such acquisition offers can often be coercive and leave shareholders no choice but to participate even if they believe the offer price is too low. The purpose of the Shareholder Rights Plan is to encourage any person contemplating an acquisition of Arkona to negotiate with the Board of Directors first, prior to making an offer to shareholders, so that the Board of Directors can consider whether the price and other terms of the offer are fair to all shareholders.