Form 10QSB
period 2002-06-30
ARKONA INC
filed 2002-08-14
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly pexiod ended June 30, 2002

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
        _____________

                         Commission File Number 0-24372
                                  ARKONA, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                           Sundog Technologies, Inc.
                     (Former name of small business issuer)

             Delaware                                      33-0611746
-------------------------------                --------------------------------
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



Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2002, there were issued and outstanding 24,288,330 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                                     PART I



                          Item 1. Financial Statements


                                  ARKONA, INC.
                                 Balance Sheets

                                                          June 30, 2002   March 31, 2002
                                                            (Unaudted)     (Audited)
                                                           -----------    -----------
ASSETS

    Current Assets

        Cash and cash equivalents                              104,747        120,290
        Accounts receivable                                    201,607        182,200
        Prepaid expenses                                        10,182         12,050
                                                           -----------    -----------
    Total Current Assets                                       316,536        314,540
                                                           -----------    -----------
    Equipment                                                  620,548        607,148
        Less: Accumulated depreciation                        (434,381)      (405,474)
                                                           -----------    -----------
    Equipment, Net                                             186,167        201,674
                                                           -----------    -----------
    Other Assets

        Deposits                                                17,779         17,779
        Intellectual property, net amortization                130,519        156,622
        Goodwill, net amortization                              50,947         89,157
                                                           -----------    -----------
        Other assets, net amortization                          32,905         34,845
    Total Other Assets                                         232,150        298,403
                                                           -----------    -----------
TOTAL ASSETS                                                   734,852        814,617

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities

        Accounts payable                                       565,566        453,487
        Accrued liabilities                                    206,334        210,384
        Deferred revenue                                       128,607        108,750
        Current portion of capital leases                       31,396         32,394
    Total Current Liabilities                                  931,903        805,015
     Long-Term Liabilities
       Capital Lease Obligations, net of current portion        10,658         12,889
     Note payable - related party                              200,537        100,537
     Total Long-Term Liabilities                               211,195        113,426
Total Liabilities                                            1,143,098        918,441
Stockholders' Equity
    Common Stock                                                24,346         23,843
     Treasury Stock
    Additional paid in Capital                              20,832,005     20,672,508
    Accumulated unrealized loss on investment
        securities available for sale                          (16,942)       (16,942)
    Retained Earnings (Deficit)                            (21,247,655)   (20,783,233)
Total Stockholders' Equity                                    (408,246)      (103,824)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     734,852        814,617
                                                           -----------    -----------

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Operations

                                             Three Months Ended

                                      June 30, 2002  June 30, 2001
                                       ----------     ----------
Revenues                                  641,720        618,884

Operating Expenses

  Cost of Sales                           320,714        438,213
  Research and Development                196,587        162,344
  Marketing, Admin & Sales                573,992        625,365
                                       ----------     ----------
Total Operating Expenses                1,091,293      1,225,922
                                       ----------     ----------
Net Loss From Operations                 (449,574)      (607,038)

  Interest Income                            --             --
  Interest Expense                         (2,112)       (10,544)
  Other Income
  Other Expense                              --             --
                                       ----------     ----------
Net Loss                                 (451,686)      (617,582)
                                       ==========     ==========


Baset Net Income (Loss) per share           (0.02)         (0.04)
                                       ----------     ----------
Weighted average number

Of Shares Outstanding                  23,947,579     14,565,948
                                       ----------     ----------
Diluted Net Income (Loss) per share         (0.02)         (0.04)
Weighted Average Diluted
Shares Outstanding                     23,947,579     14,565,948
                                       ----------     ----------



SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Cash Flows



Sundog Technologies, Inc.

Statement of Cash Flows
(A Company in the Development Stage)
                                                         Three Months Ended

                                                               30-Jun
                                                         2002            2001
                                                       --------       --------
Cash Flows (used by) Operating Activities:
    Net (Loss)                                         (451,686)      (617,582)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                    83,765         81,843
        Changes is assets and liabilities:                 --
             Accounts receivable                        (18,879)      (146,179)
             Prepaid Expenses                              --              508
             Accounts Payable                           112,079        249,807
              Deferred revenue                           19,857         21,852
             Accrued Liabilities                         (5,047)         9,833
                                                       --------       --------
Net Cash (Used By) Operating Activities                (259,912)      (399,918)
                                                       --------       --------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                               (3,000)       (26,110)
    Other assets                                        (10,400)       (20,350)
                                                       --------       --------
Net Cash Used for Investing Activities                  (13,400)       (46,460)
                                                       --------       --------
Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock              160,000        165,000
    Loan from officer                                   100,000        294,887
    Leases                                               (2,231)        (4,893)
                                                       --------       --------
Net Cash Provided By Financing Activities               257,769        454,994
                                                       --------       --------
Net Increase/(Decrease) in Cash and Cash Equivalents    (15,543)         8,616
                                                       --------       --------
Beginning Cash Balance                                  120,290         35,221
                                                       --------       --------
Ending Cash Balance                                     104,747         43,837
                                                       ========       ========


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS



Note 1 Basis of Presentation

The Company has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSBfor the fiscal year ended March 31, 2002.

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

Note 3 Equity

During the three months ended June 30, 2002, the Company issued 503,030 shares of common stock at an average price of $0.31 per share.

Note 4  Significant Accounting Policies

(a) Income Taxes

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

(b) Net Loss Per Common Share

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

                                  ARKONA, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

(c) Cash & Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank and other unrestricted investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(d) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. During the course of business, the Company recognizes revenue for the following activities: Support, Hardware Sales, Consulting, and Implementation of Products. Support charges are billed monthly and are recognized as earned and stipulated in contracts with customers. Hardware Sales revenue is recognized when the goods are delivered to the customer. Consulting fees are recognized as services are rendered. Product Installation revenue is recognized in accordance with terms of each contract, generally on a percentage of completion basis. Advance deposits are deferred and recognized over the life of the contract which is often complete in one month. Components of the Product Installation process include software licensing, training, forms programming data conversion, and hardware installation.

(f) Patents

The Company has obtained various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of June 30, 2002, and is being amortized over seven years (see Note 4).

(g) Investment in Marketable Securities

Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities verses current market value. The June 30, 2002 unrealized loss on investments of $1,410 is related to securities that have been written down to zero but not disposed.

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

Item 2.  Management's Discussion and Analysis
Overview

         ARKONA, Inc. (formerly The Thorsden Group and Sundog Technologies, Inc.) was organized in 1992 as a data base technology company with Universal Update(TM) as its primary product. Universal Update(TM) allows rapid integration of business information systems throughout the enterprise and easy sharing of critical information with remote, occasionally connected workers and partners around the world. Prior to 2001, we primarily worked to develop and sell the Universal Update(TM) technology. We have since determined to suspend development and marketing of Universal Update(TM).

         Following our acquisition of the assets of Ensign Information System in late 2000, our focus and direction has changed from our Universal Update(TM) products and the mobile computing industry to our newly acquired Arkona Dealer Management Solutions (ADMS) and the automobile dealership management industry. When we acquired the assets of Ensign, their predecessor to our ADMS product already had a customer base and was a proven product. At the time of the acquisition, Ensign had installed 9 systems in the prior 12 months. We are currently installing 4-6 systems per month. We expect our number of installation per month to increase in the foreseeable future, due in part to our relationship with Mitsubishi. In July of this year at it annual conference for U.S. dealers, Mitsubishi announced that Arkona was its preferred provider of DMS products. Arkona and Mitsubishi entered into and agreement to work together to roll out joint marketing programs to all existing and new Mitsubishi dealers.

Results of Operations-- Three Months Ended June 30, 2002 and 2001

Revenues for the quarter ended June 30, 2002 were $641,720 compared to $618,884 for the same period in the prior year. The increase in revenue is due to an increase in the sales and implementation of the Company's dealership management software and associated monthly maintenance and support revenue. The true increase in the sales and implementation of our software is not reflected in the revenue numbers. During the quarter ended June 30, 2001, we installed our ADMS product in five new-car dealerships. During the quarter ended June 30, 2002, we installed our ADMS product in 10 new-car dealerships. That represents a 100% increase in the number of dealerships installed. The reason we do not have a comparable increase in revenues between the quarter ended June 30, 2001 and the quarter ended June 30, 2002 is that, in connection with our installations during the quarter ended June 30, 2001, 45% of our net revenues reflected our sale to the relevant dealerships of computers and other hardware products necessary to operate our software. During the quarter ended June 30, 2002, we sold only a nominal amount of hardware in connection with our installation. This is because we have determined to outsource hardware sales to certain partners, who are able to give our customers more favorable pricing, rather than selling software directly to our customers. The effect is this decision is to reduce our revenue numbers. However, our outsourcing of hardware sales has created significant customer goodwill and has permitted an approximately 30% decrease in our cost of sales.

We expect to install eighteen new-car dealerships in the next quarter. We have already booked installations through September of 2002. We believe that revenues will continue to increase in the future.

Cost of sales totaled $320,714 for the quarter ended June 30, 2002 compared to $438,213 for quarter ended June 30, 2001. This decrease in cost of sales is primarily due our decision to outsource hardware sales, which eliminates the costs associated with purchasing, and then reselling, hardware. As a percentage of sales, cost of sales decreased from 70% for the period ended June 30, 2001 to 49% for the quarter ended June 30, 2002, primarily as a result of our decision to outsource hardware sales. We expect the cost of sales as a percentage of sales to continue to decrease, but to decrease slowly in the future.

Operating expenses totaled $1,091,293 in the quarter ended June 30, 2002 compared to $1,225,922 for quarter ended June 30, 2001. The decrease is due to the decrease in cost of sales and additional decreases in our marketing, sales and administrative expense from $573,992 for the quarter ended June 30, 2002 as compared to $625,365 for the quarter ended June 30, 2001. This decrease resulted primarily from restructuring our sales force by eliminating the last two outside sales positions.

Operating expenses for the three months ended June 30, 2002 also included $196,587 for research and development expenses. This compares to research and development expenses of $162,344 for the quarter ended June 30, 2001. The increase in research and development is due to additional hires in order to update and augment our ADMS product in order to meet customer requests. We expect our research and development expenses to increase on a nominal basis, but decrease and as a percentage of sales, in the foreseeable future.

We had no interest income during the quarters ended June 30, 2002 and 2001. This was due to decreased cash balances we maintained in banks.

We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the Ensign Management Suite in 6-8 stores per month. Our sales of ADMS are presently outpacing our ability to install it.

The net loss for the quarter ended June 30, 2002 was ($451,686) or ($0.02) per share, compared to a loss of ($617,582) or ($0.04) per share for the quarter ended June 30, 2001. The decrease in the loss is due to increased revenue and decreases in operating expenses.

The primary marketing focus for the quarter continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions.

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents of $104,747, as compared to cash and cash equivalents of $120,290 as of March 31, 2002. As of June 30, 2002 and August 13, 2002, we did not have working capital sufficient to meet our short-term obligations.

In order to meet operating costs during the quarter ended June 30, 2002, we relied upon recurring revenues, the issuance of 503,030 shares of common stock at an average price of $0.31 per share and the issuance to an Executive Officer, at face value, a $150,000 12% promissory note convertible into 750,000 shares of common stock at an exercise price of $0.20 per share.

We expect our revenues to continue to increase and expect to become cash-flow positive by the end of our 2003 fiscal year in March 2003. Nonetheless, until we become cash-flow positive, we will need to raise additional funds to fund our operations, to develop new or enhance existing services or products and to respond to competitive pressures. In order to raise such funds, we expect to continue to rely upon the proceeds of sales of equity securities and convertible notes in the immediate future. During the past year, we have sought to obtain funding from various sources, including banks and other institutions. To date, we have been unable to secure financing on terms we deem reasonable from unaffiliated funding sources and have continued to rely upon capital provided by our Chief Executive Officer and a few other key investors. We intend to continue to seek for large-block financing from institutional sources for our short-term and long-term financing; however, we have not received any favorable proposals from such institutional sources and expect, in the short run, to continue to rely on insiders and key shareholders as long as such financing remains available.

In the short-term, we cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures would be limited.

During the long-term, we hope to become cash-flow positive by March 2003 and expect to be able to fund our ongoing operations with revenues from operations. To the extent we do not become cash-flow positive when projected or need financing for an acquisition, capital improvements or other non-routine transactions, we expect to rely upon the sale of equity and convertible securities to obtain such financing. In the long-term, we cannot provide assurance that additional financing will be available on terms favorable to us, or at all.

The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments and office lease payments, and the periods in which payments are due as of June 30, 2002:


--------------------------------------- ------------- ------------- -------------- ------------- -------------
                                                      Less Than                                  After
Contractual Obligations                 Total         1 Year        1-3 years      4-5 Years     5 Years
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Long-term debt                          $   200,000   $  100,000    $  100,000       $0            $0
--------------------------------------- ------------- ------------- -------------- ------------- -------------

Operating Leases                             93,501       40,072        53,429        0             0
--------------------------------------- ------------- ------------- -------------- ------------- -------------

Capital Leases                               42,448       27,712        13,736        0             0

--------------------------------------- ------------- ------------- -------------- ------------- -------------

Office Lease                                 750,109     176,831       573,278        0             0
--------------------------------------- ============= ============= ============== ============= =============

Total Contractual Obligations           $  1,036,058  $  294,615    $  740,443       $0            $0
--------------------------------------- ------------- ------------- -------------- ------------- -------------

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

Factors That May Affect Future Results.
--------------------------------------------------------------------------------

Our short and long-term success is subject to certain risks, many of which are substantial in nature. You should consider carefully the following risk factors, in addition to other information contained in this report as you evaluate the Company and its business. Any one of these factors could cause actual results of our operations to differ materially from projected results.

We have incurred substantial losses since our inception and may continue to incur losses indefinitely into the future.
--------------------------------------------------------------------------------

         We acquired the assets that generate all of our revenue in November 2000, and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. We have experienced net losses in each quarter since inception, with an accumulated deficit of approximately $(21,247,655) as of June 30, 2002. We expect to continue to operate at a net loss and to experience negative cash flow from operations until at least sometime in late 2002 or early 2003, as we seek to develop our business and customer base. In order to achieve positive operating cash flow and profitability, we must significantly increase the number of dealerships using our products. Even if we generate significant sales, revenues from sales may never exceed associated costs, and we may not be able to achieve profitability.

We require additional capital to meet our short term obligations and continue development of our products.
--------------------------------------------------------------------------------

         We do not presently have working capital sufficient to meet our immediate term obligations. We expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to fund our operations for the near term and cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures will be significantly limited. If capital were to continue to be unavailable, we would be forced to cease operations.

The market may not accept our ADMS product or other future offerings.
--------------------------------------------------------------------------------

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

Our competitors have greater resources than we do.
--------------------------------------------------------------------------------

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

Our services are subject to system failure and security risks.
--------------------------------------------------------------------------------

         Our operations, particularly our ASP product, are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. All of our network and computer equipment, including components critical to our operations, are currently concentrated in a co-location facility provided by WorldCom. Notwithstanding precautionary measures that we and our co-location host have taken, the occurrence of a natural disaster or other unanticipated system or power failures could cause interruptions in the services we provide. In addition, failure of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, financial difficulties, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.
--------------------------------------------------------------------------------

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

We rely on our intellectual property rights, and if we are unable to protect these rights we may face increased competition and our business may be materially adversely affected.
--------------------------------------------------------------------------------

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

Software products tend to evolve rapidly, and our competitors may develop products that are technically superior to our products.
--------------------------------------------------------------------------------

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

Although our license terms limit our liability for product liability claims, there can be no assurance that such a claim will not be brought in the future.
--------------------------------------------------------------------------------

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

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.
--------------------------------------------------------------------------------

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

Our founders and officers hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.
--------------------------------------------------------------------------------

         Our management owns and has the power to vote approximately 20% of our issued and outstanding common stock. Two additional shareholders have the power to vote approximately 12% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

Our shareholder rights plan and certain provisions in the Delaware corporate law may permit our board to block a takeover attempt and adversely affect the value of our common stock.
--------------------------------------------------------------------------------

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

Obtaining additional capital through the sale of common stock will result in dilution of shareholder interests.
--------------------------------------------------------------------------------

         We plan to raise additional funds in the future by issuing additional shares of common stock, or securities such as convertible notes, options or warrants or preferred stock, that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

Our stock price is volatile and subject to manipulation.
--------------------------------------------------------------------------------

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

         o  Delays in product development;

         o  Slow acceptance of our products in new or existing markets;

         o A general lack of trust in the financial markets as a result of accounting scandals or for other reasons; and

         o Economic and other external factors, as well as period-to-period fluctuations in financial results.

Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.
--------------------------------------------------------------------------------

         Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without shareholder approval. This issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock

We have not declared any dividends with respect to our common stock.
--------------------------------------------------------------------------------

         We have never paid cash dividends on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future.

Our common stock may be a "low-priced stock" and subject to certain regulatory action that limits or restricts the market for such stock.
--------------------------------------------------------------------------------

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

                           PART II. OTHER INFORMATION

Item 2.   Changes In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities.
----------------------------------------

During the three months ended June 30, 2002, we issued 503,030 shares of common stock and a $150,000 promissory note convertible into common stock at the rate of $0.20 per share in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as follows:

         o We sold 303,030 shares of Common Stock to one accredited investor in exchange for cash consideration of $100,000, or $0.33 per share.

         o We sold 200,000 shares of Common Stock to one accredited investor in exchange for cash consideration of $60,000 or $0.30 per share.

         o In exchange for $150,000 in cash, we issued to our Chief Executive Officer a promissory note in the amount of $150,000 that bears interest at the rate of 12% percent per annum and is due and payable on or before May 29, 2003. All principal and accrued but unpaid interest under the promissory note is convertible into shares of common stock of the Company at any time at the rate of $0.20 per share.

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

         (b) Reports on form 8-K. None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 13, 2002 by the undersigned thereunto duly authorized.

                                      Arkona, Inc.

          August 13, 2002
                                      /s/ Alan Rudd
                                      --------------------------------------
                                          Alan Rudd, Chief Executive Officer

         August 13, 2002              /s/ Stephen Russo
                                      --------------------------------------
                                          Stephen Russo,
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

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

3.6                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.2                Rights Agreement dated December 22, 2000          Incorporated by reference to the
                                                                     Current Report on form 8-K filed with
                                                                     the SEC on January 18, 2001

4.3                $150,000 12% Convertible Promissory Note          Filed herewith
                   dated May 29, 2002

99.1               Certification of Chief Executive Officer          Filed herewith

99.2               Certification of Chief Financial Officer          Filed herewith
