Form 10QSB
period 2002-09-30
ARKONA INC
filed 2002-11-14
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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


                      10542 South Jordan Gateway, Suite 200
                            South Jordan, Utah 84095
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (801) 501-7100
                           ---------------------------
                           (Issuer's telephone number)


Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 11, 2002, there were issued and outstanding 26,175,828 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                                     PART I

                          Item 1. Financial Statements


                                  ARKONA, INC.
                                 Balance Sheets

                                                            30-Sep-02        31-Mar-02
                                                           ------------    ------------
                                                             Unaudited        Audited
ASSETS
    Current Assets
        Cash and cash equivalents                          $     56,927    $    120,290
        Accounts receivable, net of allowance                   245,464         182,200
        Prepaid expenses                                         10,182          12,050
                                                           ------------    ------------
    Total Current Assets                                        312,572         314,540
                                                           ------------    ------------
    Equipment                                                   569,676         607,148
        Less: Accumulated depreciation                         (434,201)       (405,474)
                                                           ------------    ------------
    Equipment, Net                                              135,475         201,674
                                                           ------------    ------------
    Other Assets
        Deposits                                                 17,779          17,779
        Intellectual property, net amortization                  50,474         156,622
        Goodwill, net amortization                               79,415          89,157
        Other assets, net amortization                           62,171          34,845
                                                           ------------    ------------
    Total Other Assets                                          209,839         298,403
                                                           ------------    ------------
TOTAL ASSETS                                               $    657,886    $    814,617
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts payable                                   $    566,872    $    453,487
        Accrued liabilities                                     127,196         210,384
        Deferred revenue                                        122,265         108,750
        Current portion of capital leases                        32,394          32,394
                                                           ------------    ------------
    Total Current Liabilities                                   848,727         805,015
                                                           ------------    ------------
     Long-Term Liabilities
       Capital Lease Obligations, net of current portion          9,460          12,889
     Note payable - related party                               200,537         100,537
                                                           ------------    ------------
     Total Long-Term Liabilities                                209,997         113,426
                                                           ------------    ------------
Total Liabilities                                             1,058,725         918,441
                                                           ============    ============
Stockholders' Equity
    Common Stock                                                 26,176          23,843
    Additional paid in Capital                               21,196,175      20,672,508
    Accumulated unrealized loss on investment
        securities available for sale                           (16,942)        (16,942)
    Retained Earnings (Deficit)                             (21,606,247)    (20,783,233)
                                                           ------------    ------------
Total Stockholders' Equity                                     (400,838)       (103,824)
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    657,886    $    814,617
                                                           ============    ============

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  ARKONA, INC.
            Unaudited Condensed Consolidated Statements of Operations

                                               Six Months Ended           Three Months Ended
                                           30-Sep-02     30-Sep-01    30-Sep-02   30-Sep-01
                                           ----------   ----------   ----------   ----------
Revenues                                    1,559,032    1,302,011      914,583      683,127

Operating Expenses
  Cost of Sales                               797,559      910,146      476,845      471,932
  Research and Development                    390,221      263,936      184,677      101,591
  Marketing, Admin & Sales                  1,189,566    1,255,436      615,574      630,071
  Recog. of deferred compensation                --      1,720,900         --      1,720,900

                                           ----------   ----------   ----------   ----------
Total Operating Expenses                    2,377,346    4,150,418    1,277,096    2,924,494
                                           ----------   ----------   ----------   ----------

Net Loss From Operations                     (818,314)  (2,848,407)    (362,513)  (2,241,367)

  Interest Income                                --           --           --           --
  Interest Expense                             (4,700)     (28,321)      (2,588)     (17,777)
  Other Income
  Other Expense                                  --           --           --           --
                                           ----------   ----------   ----------   ----------
                                             (823,014)  (2,876,728)    (365,101)  (2,259,144)
                                           ----------   ----------   ----------   ----------


Base Net Income (Loss) per share                (0.03)       (0.16)       (0.01)       (0.12)
                                           ----------   ----------   ----------   ----------
Weighted average number
Of Shares Outstanding                      26,175,828   18,082,230   26,175,828   18,082,230
                                           ==========   ==========   ==========   ==========

Diluted Net Income (Loss) per share             (0.03)       (0.16)       (0.01)       (0.12)
Weighted Average Diluted
Shares Outstanding                         26,175,828   18,082,230   26,175,828   18,082,230
                                           ==========   ==========   ==========   ==========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  ARKONA, INC.
           Unaudited Condensed Consolidated Statements of Cash Flows


                                                       30-Sep-02    31-Mar-02
                                                      ----------    ----------
                                                       Unaudited     Audited
Cash Flows (used by) Operating Activities:
    Net (Loss)/Income                                   (823,014)   (2,876,727)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                    176,454       151,650
        Amortization of unearned compensation               --       1,720,900
        Changes is assets and liabilities:
             Accounts receivable                         (63,264)     (236,841)
             Prepaid Expenses                              1,868        (2,052)
             Accounts Payable                            113,385       201,383
              Deferred revenue                            13,515       (82,220)
             Accrued Liabilities                         (83,188)       54,208
                                                      ----------    ----------
Net Cash (Used By) Operating Activities                 (664,244)   (1,069,699)
                                                      ----------    ----------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                               (20,691)      (88,491)
    Other assets                                            --         (13,773)
                                                      ----------    ----------
Net Cash Used for Investing Activities                   (20,691)     (102,264)
                                                      ----------    ----------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock               525,000       610,000
    Loan from officer                                    100,000       556,447
    Leases                                                (3,429)      (14,863)
                                                      ----------    ----------
Net Cash Provided By Financing Activities                621,571     1,151,584
                                                      ----------    ----------

                                                      ----------    ----------
Net Increase /Decrease in Cash and Cash Equivalents      (63,364)      (20,379)
                                                      ----------    ----------

Beginning Cash Balance                                   120,290        36,371

                                                      ----------    ----------
Ending Cash Balance                                       56,926        15,992
                                                      ==========    ==========

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

Note 3  Equity

During the six months ended September 30, 2002, the Company issued 2,333,030 shares of common stock at an average price of $0.225 per share.

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

(f) Patents

The Company has obtained various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of September 30, 2002, and is being amortized over seven years (see Note 4).

(g) Investment in Marketable Securities

Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities verses current market value. The September 30, 2002 unrealized loss on investments of $1,410 is related to securities that have been written off but not disposed.

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

                                  ARKONA, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


(i) Advertising Costs

Advertising costs of the Company are charged to expense as incurred.

Item 2.  Management's Discussion and Analysis

Overview
--------

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

         We are confident that we can ramp our installs in the future due to our relationship with Mitsubishi. In July of this year, Mitsubishi announced at its annual dealers conference that ARKONA was its preferred provider of DMS products. ARKONA and Mitsubishi entered into and agreement to work together to roll out joint marketing programs to all existing and new Mitsubishi dealers.

Results of Operations for the Three Month and Six-Month periods Ended September 30, 2002 and September 30, 2001
--------------------------------------------------------------------------------

         Revenues for the three-month period ended September 30, 2002 were $914,583, compared to $683,127 for the three-month period ended September 30, 2001, representing 34% increase for the three-month period. The increase is attributable to increases in the number of customers installing Arkona's Dealer Management Software (ADMS). Revenues for the six-month period ended September 30, 2002 were $1,559,032, compared to $1,302,011 for six-month period ended September 30, 2001, representing a 20% increase for the six-month period. The increase in revenue for the six-month period is due to increased sales in the last three months. More specifically, the increase in sales is due to increases in the number of installations of ADMS and associated monthly maintenance and support revenue. The true increase in the sales and implementation of our software is not reflected in the revenue numbers. The number of dealerships installed has doubled for the three- and six-month periods ending September 30, 2002 as compared to the same periods last year. The reason we do not have a comparable increase in revenues is that last year, in connection with our installations, at least 45% of our net revenues reflected our sale to the relevant dealerships of computers and other hardware products necessary to operate our software. This year we have sold only a nominal amount of hardware in connection with our installations. This is because we have determined to outsource hardware sales to certain partners, who are able to give our customer more favorable pricing and better service on the hardware components. The effect on our financial statements of this decision is to reduce our revenue numbers. However, our outsourcing of hardware sales has created significant customer goodwill and has permitted an approximately 20% decrease in our cost of sales.

         By the end of our fiscal year, March 31, 2003, we expect to be installing our ADMS product in 8 - 10 new car dealerships and 2 - 4 used car dealerships each month. We already have sales lined up through December and are now scheduling installs for after the first of the year. We strongly believe that revenues will continue to increase in the future and are predicting a profitable fiscal year 2003.

         Cost of sales totaled $476,845 ,or 52% of sales, for the three-month period ended September 30, 2002, and $797,559, or 51% of sales, for the six-month period ended September 30, 2002. This compares to cost of sales totaling $471,932, or 69% of sales, for the three-month period ended September 30, 2001, and totaling $910,146, or 69% of sales, for the six-month period ended September 30, 2001. This decrease in cost of sales is primarily due our decision to outsource hardware sales, which eliminates the costs associated with purchasing, and then reselling, hardware. In addition, our installation teams are becoming more efficient with each new install. Since January of 2000, we have hired approximately 85% of our installation personnel, with more than half of them joining Arkona in the last year. As our installation teams become more experienced, one result is expected to be more efficient installations. As a result of this increase in efficiency, we expect the cost of sales as a percentage of sales to continue to decrease, but to decrease at a slower rate, in the future.

         Operating expenses totaled $1,277,096 for the three-month period ended September 30, 2002 and $2,377,346 for the six-month period ended September 30, 2002. This compares to operating expenses totaling $2,924,494 for the three-month period ended September 30, 2001 and $4,150,418 for the six-month period ended September 30, 2001. The decrease is due to the fact that we were not required to recognize deferred compensation in 2002. Without the deferred compensation recognized in 2001, operating expenses were $1,203,594 and $2,429,518 for the three- and six-month periods ended September 30, 2001. This represents a small increase in operating expenses for the three-months period ended September 30, 2002 of $73,502, or 6 %, over the corresponding period in 2001, and a decrease for the six-month period ended September 30, 2002 of $52,172, or 4%, compared to the corresponding period in 2001.

         Research and development expenses increased from $101,591 for the three-month period ended September 30, 2001 to $184,677 for the three-month period ended September 30, 2002. Research and development expenses increased from $263,936 for the six-month period ended September 30, 2001 to $390,221 for the six-month period ended September 30, 2002. The increase in research and development expenses for both periods is due to increases in headcount. As we continue to grow, we see this portion of our business continuing to grow to meet the demand of an expanding customer base and new product innovation.

         Marketing, administrative and sales expenses decreased from $630,071 for the three-month period ended September 30, 2001 to $615,574 for the three-month period ended September 30, 2002. Similarly, marketing, administrative and sales expenses decreased from $1,255,436 for the six-month period ended September 30, 2001 to $ $1,189,566 for the six-month period ended September 30, 2002. In most cases, increases in revenue are associated with increases in sales and marketing. However, we are currently experiencing the opposite due to a shortened sales cycle. In the past, we could expect the sales cycle to average 120 days from first visit to contract signature. Today, we see new car dealers signing up in just a few weeks from the first contact. The shortened sales cycle is primarily due to our partnership with Mitsubishi and word of mouth referrals from our customer base.

         We had no interest income during the three- and six-month periods ended September 30, 2002 and 2001. This was due to decreased cash balances we maintained in banks.

         We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the Ensign Management Suite in 8-10 stores per month. Our sales of ADMS are presently outpacing our ability to install it.

         The net loss for the three-month period ended September 30, 2002 was ($365,101), or ($0.01) per share, compared to a loss of ($2,259,144) or ($0.12)
per share for the corresponding period in 2001. The loss in the three-month period ended September 30, 2001, not including the charge for deferred compensation, was ($583,244), or ($0.03) per share. The net loss for the six-month period ended September 30, 2002 was $823,014, or ($0.03) per share, as compared to a loss of 2,876,728, or ($0.16) per share, for the corresponding period in 2001. The loss in the six-month period ended September 30, 2001, not including the charge for deferred compensation, was $1,155,828, or ($0.06) per share. This represents a substantial improvement in the financial results for the Company and is due to increased sales, increased recurring support sales, decreases in expenses and increased efficiencies throughout the Company. Based upon these results and our projected sales during the next six-month, we expect the Company to be profitable beginning with the quarter beginning on April 1, 2003. Even if the Company does not earn a net profit beginning such period, in light of the fact that almost half of our loss for the three-month period ended September 30, 2002 resulted from non-cash charges for depreciation and amortization, we expect to at a minimum become cash flow positive beginning in April 2003 (absent unexpected one-time charges, significant transactions or other unexpected events).

         The primary marketing focus for the three-month period ended September 30, 2002 continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions and grow sales.

Liquidity and Capital Resources

         At September 30, 2002, we had cash and cash equivalents of $56,927, as compared to cash and cash equivalents of $120,290 as of March 31, 2002.

         In order to meet operating costs during the six months ended September 30, 2002, we relied upon increased revenues, recurring revenues, the issuance of 2,333,030 shares of common stock at an average price of $0.22 per share to an executive officer and an accredited outside investor and the issuance to an executive officer, at face value, a $150,000 12% promissory note convertible into 750,000 shares of common stock at an exercise price of $0.20 per share.

         We expect our revenues to continue to increase and expect to become cash-flow positive by the end of our 2003 fiscal year in March 2003. Until we become cash-flow positive, we will need to raise additional funds to fund our operations, our expansion, and to develop new or enhance existing services or products or to respond to competitive pressures. In order to raise such funds, we expect to continue to rely upon the proceeds of sales of equity securities and convertible notes in the immediate future. During the past year, we have sought to obtain funding from various sources, including many banks and other non-affiliated entities. Nevertheless, to date, we have been unable to secure financing on terms we deem reasonable from unaffiliated funding sources and have continued to rely upon capital provided by our Chief Executive Officer and a few other key investors. We intend to continue to seek for large-block financing from institutional sources for our short-term and long-term financing. We have not received any favorable proposals from such institutional sources, however, and expect, in the short run, to continue to rely on insiders and key shareholders as long as such financing remains available.

         We cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures will be limited.

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

         The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments and office lease payments, and the periods in which payments are due as of September 30, 2002:

                                                      Less Than
Contractual Obligations                 Total         1 Year        1-3 years      4-5 Years     After 5
                                                                                                 Years
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Long-term debt                          $   200,000   $  100,000    $  100,000     $    0        $    0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Operating Leases                             83,483       30,054        53,429          0             0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Capital Leases                               34,520       20,784        13,736          0             0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Office Lease                                691,165      117,887       573,278          0             0
--------------------------------------- ============= ============= ============== ============= =============
Total Contractual Obligations           $ 1,009,168   $  169,725    $  740,443     $    0        $    0
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

We have incurred substantial losses since our inception and may continue to incur losses indefinitely into the future.
--------------------------------------------------------------------------------
         We acquired the assets that generate all of our revenue in November 2000, and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. We have experienced net losses in each three-month period since inception, with an accumulated deficit of approximately $(21,606,247) as of September 30, 2002. We expect to continue to operate at a net loss and to experience negative cash flow from operations until early 2003, as we seek to develop our business and customer base. In order to achieve positive operating cash flow and profitability, we must significantly increase the number of dealerships using our products. Even if we generate significant sales, revenues from sales may never exceed associated costs, and we may not be able to achieve profitability.

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

The market may not accept our ADMS product or other future offerings.
--------------------------------------------------------------------------------
         Our Arkona Dealer Management Suite product is relatively new, and we are operating in a market where two competitors control 80% of the market and have a significant advantage relative to market acceptance. End-users may determine not to purchase our ADMS product because of our insignificant position in the market , concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. We can provide no assurance that end-users will be interested in purchasing any of our existing or future products in the near term or the longer term.

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

         Our ASP network is subject to factors that could cause interruptions in service or reduced capacity for our customers. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:
--------------------------------------------------------------------------------
o We and our users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others.
o Unauthorized access may jeopardize the security of confidential information stored in our computer systems and our customers' computer systems, which may result in liability to our customers and also may deter potential customers.
o We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information.
o There may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of the Internet.
o Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.

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

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.
--------------------------------------------------------------------------------
         Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more shareholders. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sale in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

Our founders and officers hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.
--------------------------------------------------------------------------------
         Our management owns and has the power to vote approximately 25% of our issued and outstanding common stock. Two additional shareholders have the power to vote approximately 12% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

         o   May be listed in the "pink sheets" or the OTC Bulletin Board; and

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

Item 4.  Controls and Procedures

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act

     (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II. OTHER INFORMATION



Item 2.   Changes In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities.
---------------------------------------

During the three months ended September 30, 2002, we issued 1,830,000 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as follows:

         o We sold 500,000 shares of Common Stock to one accredited investor in exchange for cash consideration of $100,000, or $0.20 per share.

         o We sold 1,330,000 shares of Common Stock to our Chief Executive Officer in exchange for cash consideration of $65,000 or $0.20 per share.

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

Item 4.  Submission of Matters to a Vote of the Security Holders.

         The Company held an Annual Meeting of Shareholders on September 25, 2002, at which the Company's shareholders considered and voted as follows on the items described below:

         1. Our shareholders considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:

        Name of Nominee       Votes For      Abstentions     Broker Non-Votes

        Alan Rudd             18,213,848        6,000                 None
        Richard Holland       18,208,079        11,772                None
        Bryan Allen           18,281,079        1,769                 None

         2. Our shareholders considered and voted upon a proposal to ratify the appointment of Mantyla McReynolds, a Professional Corporation, as independent auditors of the Company for the fiscal year ending March 31, 2003. There were 18,164,600, votes cast in favor, 55,248 votes cast against, no abstentions, and no broker non-votes.

         3. Our shareholders considered and voted upon a proposal to approved the Company's 2001 Stock Incentive Plan. There were 18,200,921 votes cast in favor, 18,927 votes cast against, no abstentions, and no broker non-votes.


Item 6.   Exhibits And Reports On Form 8-K

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

         (b) Reports on form 8-K.  None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 14, 2002 by the undersigned thereunto duly authorized.

                                   Arkona, Inc.


November 14, 2002                  /s/ Alan Rudd
-------------------                ------------------------------------------
                                       Alan Rudd, ChiefExecutive Officer



November 14, 2002                 /s/ Stephen Russo
-------------------               -------------------------------------------
                                      Stephen Russo, Chief Financial Officer




                                 CERTIFICATIONS

I, Alan Rudd, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Arkona, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                 /s/ Alan Rudd
                                 ------------------------------------
                                 Alan Rudd, Chief Executive Officer


I, Stephen Russo, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Arkona, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                      /s/ Stephen Russo
                                      ------------------------------------------
                                          Stephen Russo, Chief Financial Officer



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
