Form 10QSB
period 2002-12-31
ARKONA INC
filed 2003-02-19
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

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

                            Sundog Technologies, Inc.
                     --------------------------------------
                     (Former name of small business issuer)

             Delaware                                     33-0611746
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.
incorporation or organization)


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

As of February 12, 2002, there were issued and outstanding 26,976,173 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): Yes [X]  No [ ]

          PART I - Item 1. Financial Statements


                                  ARKONA, INC.
                                 Balance Sheets

                                                           31-Dec-02      31-Mar-02
ASSETS                                                    (Unaudited)     (Audited)
                                                          -----------    -----------
    Current Assets
       Cash and cash equivalents                               33,392        120,290
       Marketable securities                                     --             --
       Accounts receivable, net of allowance                  124,888        182,200
       Prepaid expenses                                        11,782         12,050
                                                          -----------    -----------
    Total Current Assets                                      170,062        314,540
                                                          -----------    -----------
       Equipment                                              573,042        607,148
       Less: Accumulated depreciation                        (458,870)      (405,474)
                                                          -----------    -----------
       Equipment, net                                         114,172        201,674
                                                          -----------    -----------
    Other Assets
       Deposits                                                17,779         17,779
       Other assets, net amortization                         135,999        280,624
                                                          -----------    -----------
    Total Other Assets                                        153,778        298,403
                                                          -----------    -----------
TOTAL ASSETS                                                  438,012        814,617
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                       564,972        453,487
       Accrued liabilities                                    113,997        210,384
       Deferred revenue                                       161,673        108,750
       Current portion of capital leases                       32,394         32,394
                                                          -----------    -----------
    Total Current Liabilities                                 873,036        805,015
                                                          -----------    -----------
    Long-Term Liabilities
       Capital lease obligation, net of current portion         6,993         12,889
       Note payable - related party                           200,537        100,537
                                                          -----------    -----------
    Total Long-Term Liabilities                               207,530        113,426
                                                          -----------    -----------
    Total Liabilities                                       1,080,566        918,441
                                                          ===========    ===========
    Stockholders' Equity
       Common stock                                            26,736         23,843
       Additional paid in capital                          21,307,615     20,672,508
       Accumulated unrealized loss on investment
          securities available for sale                       (16,942)       (16,942)
       Retained earnings (deficit)                        (21,959,963)   (20,783,233)
                                                          -----------    -----------
    Total Stockholders' Equity                               (642,554)      (103,824)
                                                          -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    438,012        814,617
                                                          ===========    ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Operations

                                   (Unaudited)



                                                Nine Months Ended            Three Months Ended
                                            31-Dec-02      31-Dec-01     31-Dec-02      31-Dec-01
                                           -------------------------    --------------------------

Revenues                                    2,360,674      1,666,788        801,642        364,777
Operating Expenses
    Cost of Sales                           1,253,534      1,252,771        420,406        342,626
    Research and Development                  462,829        402,657        113,270        138,722
    Marketing, Admin & Sales                1,814,342      1,832,504        620,664        547,183
    Recog. of deferred compensation              --        1,720,900           --             --
                                          -----------    -----------    -----------    -----------
Total Operating Expenses                    3,530,705      5,208,832      1,154,341      1,028,531
                                          -----------    -----------    -----------    -----------

Net Loss From Operations                   (1,170,031)    (3,542,044)      (352,699)      (663,754)
    Interest Income                              --             --             --             --
    Interest Expense                           (6,700)       (29,591)        (2,000)        (1,268)
                                          -----------    -----------    -----------    -----------
Net Loss From Operations                   (1,176,731)    (3,571,635)      (354,699)      (665,022)
                                          ===========    ===========    ===========    ===========


    Basic Net Income (Loss) per share           (0.04)         (0.15)         (0.01)         (0.03)
                                          -----------    -----------    -----------    -----------
    Weighted average number
    Of Shares Outstanding                  26,735,828     23,152,778     26,735,828     23,152,778
                                          ===========    ===========    ===========    ===========

    Diluted Net Income (Loss) per share         (0.04)         (0.15)         (0.01)         (0.03)
    Weighted Average Diluted
    Shares Outstanding                     26,735,828     23,152,778     26,735,828     23,152,778
                                          ===========    ===========    ===========    ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                           Nine Months Ended
                                                         31-Dec-02     31-Dec-01
                                                       -------------------------
Cash Flows (used by) Operating Activities:
    Net (Loss)/Income                                  (1,176,731)   (3,571,634)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                     256,184       258,480
        Amortization of unearned compensation                --       1,720,900
        Changes in assets and liabilities:
             Accounts receivable                           57,312      (109,105)
             Prepaid Expenses                                 268           924
             Accounts Payable                             111,485       198,879
              Deferred revenue                             52,923       (33,997)
             Accrued Liabilities                          (96,387)       63,584
                                                       ----------    ----------
Net Cash (Used By) Operating Activities                  (794,946)   (1,471,969)
                                                       ----------    ----------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                (24,056)      (67,524)
    Other assets                                             --         (33,018)
                                                       ----------    ----------
Net Cash Used for Investing Activities                    (24,056)     (100,542)
                                                       ----------    ----------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Common Stock                638,000     1,779,080
    Loan from officer                                     100,000       (58,591)
    Leases                                                 (5,896)      (13,111)
                                                       ----------    ----------
Net Cash Provided By Financing Activities                 732,104     1,707,378
                                                       ----------    ----------

Net Increase/(Decrease) in Cash and Cash Equivalents      (86,898)      134,867
                                                       ----------    ----------

Beginning Cash Balance                                    120,290        35,221
                                                       ----------    ----------
Ending Cash Balance                                        33,392       170,088
                                                       ==========    ==========



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


Note 1 Basis of Presentation

Arkona, Inc. (the "Company") has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

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

 Note 3  Equity

During the nine months ended December 31, 2002, the Company issued 2,893,030 shares of common stock at an average price of $0.20 per share.

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

                                  ARKONA, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


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

(f) Patents

The Company has obtained various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of December 31, 2002, and is being amortized over seven years (see Note 4).

(g) Investment in Marketable Securities

Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities verses current market value. The December 31, 2002 unrealized loss on investments of $16,942 is related to securities that have been written off but not disposed.

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

         Following our acquisition of the assets of Ensign Information System in late 2000, our focus and direction has changed from our Universal Update(TM) products and the mobile computing industry to our Arkona Dealer Management Solutions (ADMS) and the automobile dealership management industry. When we acquired the assets of Ensign, their predecessor to our ADMS product already had a customer base and was a proven product. At the time of the acquisition, Ensign had installed 9 systems in the prior 12 months. We are currently installing 4-6 systems per month.

         We are confident that we can ramp our installs in the future due to, among other things, our relationship with Mitsubishi. In July of this year, Mitsubishi announced at its annual dealers conference that ARKONA was its preferred provider of DMS products. ARKONA and Mitsubishi entered into and agreement to work together to roll out joint marketing programs to all existing and new Mitsubishi dealers.

Results of Operations for the Three Month and Nine-Month periods Ended December 31, 2002 and December 31, 2001

Revenues for the three-month period ended December 31, 2002 were $801,642, compared to $364,777 for the three-month period ended December 31, 2001, representing 119% increase year over year. The increase is attributable to increases in the number of customers installing Arkona's Dealer Management Software (ADMS). Revenues for the nine-month period ended December 31, 2002 were $2,360,674, compared to $1,666,788 for nine-month period ended December 31, 2001, representing a 41% increase for the nine-month period. The increase in revenue for the nine-month period is due to increased sales throughout the year. More specifically, the increase in sales is due to increases in the number of installations of ADMS and associated monthly maintenance and support revenue. However, the true increase in the sales and implementation of our software is not reflected in the revenue numbers. The number of dealerships installed has doubled for the three- and nine-month periods ending December 31, 2002 as compared to the same periods last year. The reason we do not have a comparable increase in revenues is that last year, in connection with our installations, at least 45% of our net revenues reflected our sale to the relevant dealerships of computers and other hardware products necessary to operate our software. This year we have sold only a nominal amount of hardware in connection with our installations. This is because we have determined to outsource hardware sales to certain partners, who are able to give our customer more favorable pricing and better service on the hardware components. The effect on our financial statements is a reduction in our revenue numbers. However, our outsourcing of hardware sales has created significant customer goodwill and has permitted an approximately 20% decrease in our cost of sales.

By the end of our fiscal year, March 31, 2003, we expect to be installing our ADMS product in 8 - 10 new car dealerships and 2 - 4 used car dealerships each month. We already have sales lined up through the end of March and into April and are now scheduling installations well into May 2003. We strongly believe that revenues will continue to increase in the future and are predicting a profitable fiscal year 2004.

Cost of sales totaled $420,406 or 52% of revenues, for the three-month period ended December 31, 2002, and $1,253,534, or 51% of revenues, for the nine-month period ended December 31, 2002. This compares to cost of sales totaling $342,626, or 93% of revenues, for the three-month period ended December 31, 2001, and $1,252,771, or 75% of revenues for the nine-month period ended December 31, 2001. This decrease in cost of sales is primarily due our decision to outsource hardware sales, which eliminates the costs associated with purchasing, and then reselling, hardware. In addition, our installation teams are becoming more efficient with each new installation. Since January of 2000, we have hired approximately 85% of our installation personnel, with more than half of them joining Arkona in the last year. As our installation teams become more experienced, we expect our installations to be more efficient. As a result of this projected increase in efficiency, we expect the cost of sales as a percentage of sales to continue to decrease, but to decrease at a slower rate, in the future.

Operating expenses totaled $1,154,341 for the three-month period ended December 31, 2002 and $3,530,705 for the nine-month period ended December 31, 2002. This compares to operating expenses totaling $1,028,531 for the three-month period ended December 31, 2001 and $5,208,832 for the nine-month period ended December 31, 2001. The increase in operating expenses for the three-month period ended December 31, 2002 over the three-month period ended December 31, 2001 is $125,810, or 12%. Of this increase, $77,780 or 7% is due to increases in cost of sales, which is directly attributable to the increase in sales for the period. The remaining increase of $48,030 is attributable to increases in marketing and sales expenses. The decrease in operating expenses for the nine-month period ended December 31, 2002 is due to the fact that we were not required to recognize deferred compensation in 2002. Without the deferred compensation recognized in 2001, operating expenses were $3,487,932 for the nine-month period ended December 31, 2001, which is $42,773, or 1% less than our operating expenses for the nine-month period ended December 31, 2002.

Research and development expenses decreased from $138,722 for the three-month period ended December 31, 2001 to $113,270 for the three-month period ended December 31, 2002. Research and development expenses increased from $402,829 for the nine-month period ended December 31, 2001 to $462,829 for the nine-month period ended December 31, 2002. The decrease in research and development expenses for the three-month period is due to engineering resources being allocated to customer support. This decrease is temporary, and we expect increases in engineering to continue in the future. The increase in research and development for the nine-month period ended December 31, is due to increases in headcount. As we continue to grow as a company, we expect this portion of our business to continue to grow in order to meet the demand of an expanding customer base and new product innovation.

Marketing, administrative and sales expenses increased from $547,183 for the three-month period ended December 31, 2001 to $620,664 for the three-month period ended December 31, 2002. However, marketing, administrative and sales expenses decreased from $1,832,504 for the nine-month period ended December 31, 2001 to $ $1,814,342 for the nine-month period ended December 31, 2002. The increase for the three-month period is due primarily to increased marketing activities and increased head count in sales. In the past we have kept our sales and marketing activities to a minimum and have relied primarily on word of mouth to sell our product. We attribute the decrease in marketing, administrative and sales expenses for the nine-month period ended December 31, 2002 to keeping tight reins on marketing and sales activities.

We had no interest income during the three- and nine-month periods ended December 31, 2002 and 2001. This was due to decreased cash balances we maintained in banks.

We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the Arkona Dealer Management Suite in 8-10 stores per month.

The net loss for the three-month period ended December 31, 2002 was ($354,699), or ($0.01) per share, compared to a loss of ($665,022) or ($0.03) per share for the corresponding period in 2001. The net loss for the nine-month period ended December 31, 2002 was($1,176,731), or ($0.04) per share, as compared to a loss of ($3,571,635), or ($0.15) per share, for the corresponding period in 2001. The loss in the nine-month period ended December 31, 2001, not including the charge for deferred compensation, was $(1,850,735), or ($0.07) per share. This represents a substantial improvement in the financial results for the Company and is due to increased sales, increased recurring support sales, decreases in expenses and increased efficiencies throughout the Company. Based upon these results and our projected sales for the next year, we expect the Company to be profitable beginning with the quarter beginning on April 1, 2003. Even if the Company does not earn a net profit beginning such period, in light of the fact that two thirds of our loss for the three-month period ended December 31, 2002 resulted from non-cash charges for depreciation and amortization, we expect to at a minimum become cash flow positive beginning in April 2003 (absent unexpected one-time charges, significant transactions or other unexpected events).

The primary marketing focus for the three-month period ended December 31, 2002 continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions and grow sales.

Liquidity and Capital Resources

At December 31, 2002, we had cash and cash equivalents of $33,392, as compared to cash and cash equivalents of $120,290 as of March 31, 2002.

In order to meet operating costs during the nine months ended December 31, 2002, we relied upon increased revenues, recurring revenues and the issuance of 2,893,030 shares of common stock at an average price of $0.20 per share to an executive officer and three accredited outside investors.

We expect our revenues to continue to increase and expect to become cash-flow positive by the end of our 2003 fiscal year in March 2003. Until we become cash-flow positive, and probably for a period thereafter, we will need to raise additional capital to fund our operations, our expansion, and to develop new and enhance existing services or products or to respond to competitive pressures. In order to raise such funds, we expect to continue to rely upon the proceeds of sales of equity securities and convertible notes in the immediate future. During the past year, we have sought to obtain funding from various sources, including many banks and other non-affiliated entities. Nevertheless, to date, we have been unable to secure financing on terms we deem reasonable from unaffiliated funding sources and have continued to rely upon capital provided by our Chief Executive Officer and a few other key investors. We intend to continue to seek for large-block financing from institutional sources for our short-term and long-term financing. We have not received any favorable proposals from such institutional sources, however, and expect, in the short run, to continue to rely on insiders and key shareholders as long as such financing remains available.

We cannot provide assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures will be limited. If additional financing continue to be unavailable over an extended period of time, we may be unable to continue as a going concern.



The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments and office lease payments, and the periods in which payments are due as of December 31, 2002:

                                                      Less Than
                                                                                     After 5
Contractual Obligations          Total         1 Year      1-3 years   4-5 Years      Years
                                 ----------   ----------   ----------   ----------  ----------
Long-term debt                  $  200,000   $  100,000   $  100,000   $        0   $        0

Operating Leases                    83,483       30,054       53,429            0            0


Capital Leases                      28,520       20,784        7,736            0            0

Office Lease                       631,165      117,887      513,278            0            0

Total Contractual Obligations   $1,009,168   $  169,725   $  680,443   $        0   $        0
                                ----------   ----------   ----------   ----------   ----------

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

Factors That May Affect Future Results.

Our short- and long-term success is subject to certain risks, many of which are substantial in nature. You should consider carefully the following risk factors, in addition to other information contained in this report as you evaluate the Company and its business. Any one of these factors could cause actual results of our operations to differ materially from projected results.

We have incurred substantial losses since our inception and may continue to incur losses indefinitely into the future.

         We acquired the assets that generate all of our revenue in November 2000, and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. We have experienced net losses in each three-month period since inception, with an accumulated deficit of approximately $(21,959,963) as of December 31, 2002. We expect to continue to operate at a net loss and to experience negative cash flow from operations at least until early 2003, as we seek to develop our business and customer base. In order to achieve positive operating cash flow and profitability, we must significantly increase the number of dealerships using our products. Even if we generate significant sales, revenues from sales may never exceed associated costs, and we may not be able to achieve profitability.

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

We may be unable to increase the number of customers using our ADMS product or other future offerings.

         Our Arkona Dealer Management Suite product is relatively new, and we are operating in a market where two competitors control 80% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the rate projected because of our insignificant position in the market concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will be able to continue as a going concern.

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

         Our ASP network is subject to factors that could cause interruptions in service or reduced capacity for our customers. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive
problems,   including  the  following:

o We and our users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others.
o Unauthorized access may jeopardize the security of confidential information stored in our computer systems and our customers' computer systems, which may result in liability to our customers and also may deter potential customers.
o We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information.
o There may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of our ASP product.
o Eliminating computer viruses and alleviating other security or technical problems may require interruptions, delays or cessation of service to our customers.

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

         We regard our intellectual property, particularly our Arkona Dealer Management Suite, as critical to our success, and we rely on copyright and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. Although each of our employees and consultants is asked to enter into a confidentiality and invention agreement, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to trade secrets and know-how.

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

We may be subject to claims based upon allegations that our products are detective.

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

Item 3.       Controls and Procedures

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

                           PART II. OTHER INFORMATION



Item 2.   Changes In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities.

During the three months ended December 31, 2002, we issued 560,000 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act") to our Chief Executive Officer in exchange for cash consideration of $112,000 or $0.20 per share.

The above-described issuances of our shares of common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investor represented and warranted to us that he was an "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able (alone, or together with a purchaser representative) to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that he was acquiring the securities for his own account and not with an intent to distribute such securities; (c) the investor was provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.
                                       22

Item 6.   Exhibits And Reports On Form 8-K

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

         (b) Reports on form 8-K. None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 18, 2003 by the undersigned thereunto duly authorized.



                              Arkona, Inc.



February 18, 2003             /s/ Alan Rudd
-------------------           --------------------------------------
                                  Alan Rudd, Chief Executive Officer



February 18, 2003             /s/ Stephen Russo
-------------------           ------------------------------------------
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

4.The  registrant's  other  certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date: February 18, 2003                  /s/  Alan Rudd
                                         --------------------------------------
                                             Alan Rudd, Chief Executive Officer

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

         b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)presented  in  this  quarterly  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: February 18, 2003          /s/ Stephen Russo
                                 ------------------------------------------
                                     Stephen Russo, Chief Financial Officer


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
