Form 10KSB
period 2003-03-31
ARKONA INC
filed 2003-06-30
CIK 925662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

                                 March 31, 2003

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                         Commission File Number 0-24372

                                  ARKONA, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

                            Sundog Technologies, Inc.
                     (Former name of small business issuer)



             DELAWARE                                           33-0611746
 ---------------------------------                          --------------------
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

Name of exchange on which registered: OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
                                  Yes [X]    No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $3,072,282.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2003 was $3,672,411. The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 26, 2003 was 28,435,828 shares, of which 21,602,419 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies voted at the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No  [X]


                                              Table of Contents


PART I............................................................................................................1


   Item 1.   Description of Business..............................................................................1


   Item 2.  Description of Property..............................................................................16


   Item 3.  Legal Proceedings....................................................................................16


   Item 4.   Submission of Matters to a Vote of Security Holders.................................................16


PART II..........................................................................................................16


   Item 5.   Market for Common Equity and Related Stockholder Matters............................................16


   Item 6.   Management's Discussion and Analysis................................................................19


   Item 7.   Financial Statements................................................................................23


   Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure...................23


PART III.........................................................................................................23


   Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
            Compliance  with Section  16(a) of the Exchange Act..................................................23


   Item 10.  Executive Compensation..............................................................................23


   Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................................23


   Item 12.  Certain Relationships and Related Transactions......................................................23


   Item 13.  Exhibits and Reports on Form 8-K....................................................................23


   Item 14.  Controls and Procedures.............................................................................25


   Item 15.  Principal Accountant Fees and Services..............................................................25

Consolidated Financial Statements...............................................................................F-1

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

Introduction

         ARKONA, Inc. ("we," "Arkona" or the "Company") is a Delaware corporation organized in 1992 and engaged in the software development business. Since our acquisition of substantially all of the assets of Ensign Information Systems ("Ensign") in November 2000, we have been principally engaged in the business of developing, marketing and selling software products for use by new-cars and used-car dealership markets.

Our Principal Product: The ARKONA Dealer Management Suite

Overview
--------

         The Arkona Dealer Management Suite ("ADMS") is our flagship product. This innovative software solution is fully integrated and is capable of automating aspects of all major departments of an automobile dealership, including the parts department, sales, finance, insurance, customer management and service. ADMS was developed to run on IBM's iSeries (AS400) platform, a technology that has been market-proven and offers tremendous stability. We also offer ADMS in an application service provider ("ASP") format, in which all principal functions are performed by servers located at our facilities that can be accessed from the dealership by modem, broadband or other connection. Whether a client wants an in-house or an ASP implementation, we are prepared to deliver a fully integrated turn-key solution.

Designed With the Dealer in Mind
--------------------------------

         Our ADMS is packed with features that make it easy to use and manage. ADMS was designed with the dealer in mind, not computer technicians. No programming or technical knowledge is required to use the features, including the product's analytical tools. The Help Text key is one of our most user-friendly features. It provides our clients with on-screen information when they need it, without the necessity of going to the documentation.

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

o Vehicle Sales: The Business Office application supports the sales department and features deal desking, deal contracting, managing front and back-end gross, vehicle inventory management, customer follow-up and prospect management. Under the deal screen, real-time vehicle costs including detail for repair orders, purchase orders and parts invoices, are provided. Every customer and associated activity is tracked within all departments of the dealership.

o Document Generation: The Document Generation feature allows the user to program, maintain, and print financing, insurance and other types of customized forms.

o General Ledger: All applications integrate with the General Ledger in real-time. Authorized users have easy access to General Ledger detail for any open or closed month. The General Ledger application features accounts receivable, accounts payable, purchase orders, journal entries, cash receipts, check writing, bank deposits, cashiering, bank reconciliation, scheduled entries, full reporting of transaction detail and much more. ADMS is also multiple-company compatible. The analysis and reporting capabilities available in the General Ledger module are very powerful and easy to use and include the ability to produce custom financial reports with up to 16 columns online and in print format, dynamic column headings, drill down capabilities to source documents, forecasting and comparative reporting in MTD, QTD and YTD formats.

o Vehicle Inventory: The Vehicle Information application tracks, maintains, and reports on the vehicle inventory. In addition, the General Ledger application is automatically updated when vehicles are entered into inventory. Our Vehicle Information application also permits the user to determine the number of vehicles and each vehicle's value and age with one keystroke, includes user defined fields and permits paperless special ordering.

o Parts, Inventory and Invoicing: The Parts Inventory & Invoicing application supports the parts department and features parts inquiry, billing, special orders, integrated purchase orders, demand tracking, recommended stock orders, a physical inventory system, phase-in/phase-out, factory parts information, comprehensive sales and inventory analysis reporting, and full integration with the General Ledger and accounts receivable. ADMS includes a paperless special order system that makes parts ordering quick and easy. As with other ADMS modules, the Parts, Inventory & Invoicing application includes analysis and reporting capabilities that make extracting all data in almost any format easy to do.

o Portfolio Management: The Portfolio Management application integrates with the business office and allows the dealership to initiate and service finance contracts in the Buy-here/Pay-here format. It also includes tracking and reporting functions that simplify the process of selling financing contracts or obtaining contract-backed outside financing.

o Payroll & Personnel Management: The Payroll & Personnel Management application is a complete, in-house payroll check and tax reporting application.

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

These features allow the Arkona Dealer Management Suite to be functionally competitive with other dealer management systems while maintaining greater flexibility and a significant cost advantage.


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

         In February 2001, we made ADMS available using an Application Service Provider (ASP) model in which all principal functions are performed by servers located at our facilities that can be accessed from the dealership by modem, broadband or other connection. An ASP implementation has the following advantages over the more traditional approach:
o It significantly reduces cost of entry because of the reduced need to purchase computers and software.

o It significantly reduces on-going hardware maintenance costs.

o It eliminates the need to maintain or periodically upgrade operating systems.

o It reduces information system management headcount expense since we assume responsibility for the system.

Since we introduced our ASP model, various competitors have introduced or are proposing to introduce ASP products or Wide Area Network (WAN) products designed to compete with an ASP model. Although we have limited information about our competitors' new products, we believe that our ASP solution continues to give us a competitive advantage over the competition because we can generally offer it at a lower cost (both start up and monthly) to dealers, and our design permits us to update or enhance functionality more readily than our competitors.

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

Our Market and Strategy

Our Market
----------

         Based  upon  information   obtained  from  the  National  Auto  Dealers
Association (NADA) and executives at major United States automobile companies, we believe that:

         o There are approximately 22,000 new-automobile dealerships and approximately 200,000 used-car or independent automobile dealerships in the United States; o 97% of auto dealers use computers;

         o Approximately 18% of new-automobile dealerships will upgrade or replace their dealer management system in each calendar year.

         o    For   new-automobile   dealerships,   the  average  annual  dealer
              expenditure on information systems is approximately $100,000.

         o    The average new-automobile dealership uses 25 workstations.


Market Opportunity
------------------

         We currently have our ADMS product installed with approximately 282 dealership in a market that consists of 22,000 new-automobile dealership locations. Annually, 18% (3900 dealerships) of the target market replaces upgrade or add to their systems, which creates tremendous growth potential. There are several defining market characteristics that present both a significant challenge, and a significant opportunity, for ARKONA.

         Market domination by older technology. Eighty percent of the new-car automotive dealerships in the United States use office software provided by one of two companies- Reynolds & Reynolds (R&R) and Automatic Data Processing Inc.
(ADP). Both of these companies offer products based on old, proprietary technologies. Our software, in contrast, is built on the state-of-the-art IBM iSeries (AS400) platform, making it extremely flexible to implement and maintain. It addition, our use of IBM's iSeries platform allows us to embrace newer computing models such as the ASP or mobile computing models.

         The market leaders' solutions are expensive to install and maintain. Because the market leaders have captured such a large percentage of the market, there is little natural market pressure to control pricing. As a result, the prices for office software typically paid by dealerships are extremely high. These extremely high prices permit us to offer our ADMS product price at a price that is consistent with long-term profitability but is well below those of R&R and ADP.

         Increased competition in the automobile dealer industry. The National Automobile Dealers Association (NADA) has identified several significant trends in the retail car and truck environment that will force dealers to better manage their business, including:

         o Pressure on profit margins in all departments is expected to force dealers to upgrade management procedures, marketing skills and performance in each department. Reliable, timely information is required to accomplish this.

         o Franchise concentration is forcing dealers to increase volumes even while profit margins are shrinking.

         o Continued improvements in product quality and extended warranties have significantly reduced the required service for new vehicles, thus impacting automobile dealers' traditional source of revenue. The shrinking service opportunity and the growth of competing third-party service providers (such as Jiffy-Lube, Midas Mufflers, Brake-O, etc.) are pressuring dealers to operate their service departments as a true business entity with greater emphasis on customer satisfaction.

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

Our Sales and Marketing Strategy
--------------------------------

         Currently, we market ADMS products and services directly to dealers primarily through the efforts of three full-time outbound salesmen, one full-time in-house salesman and one in-house marketing person. We also market through the attendance of trade shows and seminars and the issuance of press releases and other traditional methods. Our direct marketing efforts are very successful due to the fact that most of our direct sales efforts begin with a customer referral and/or recommendation. We have placed advertisements in industry publications in the past; however, we have discovered that direct marketing to dealerships is our most effective and cost efficient way to sell ADMS.

         In addition to our direct marketing efforts, and potentially more important to us as a company, is our efforts in developing strategic relationships with third party suppliers, automobile manufacturers and other industry partners. Currently, we have requests from 9 third party service providers to integrate with ADMS and an additional 34 to draw information off of our system. We have entered into an agreement with Mitsubishi USA under which we have been designated its dealer solution of choice, and we have had periodic discussions with other automobile manufacturers with respect to similar designations. Last but certainly not least, we are working with independent automobile dealer associations on a national and state level to provide a cost effective solution to their dealers.

         We believe that the independent or used car market represent a huge opportunity for the dealer management system (DMS) provider that can provide a fully-integrated DMS at a price that dealers can afford To date, our competition has been unable to enter this market because their pricing is too high for used car dealers. We are not plagued with the same limitations. Our ASP offering allows us to provide independent, used-car automobile dealers with a full-featured fully integrated DMS at a price that is affordable for them and profitable for us.

         We have not commenced actively marketing our ADMS product to used car dealers but, through word of mouth referrals, have installed our ADMS product in approximately 20 used car dealerships to date and expect that number to grow. Until we achieve profitability, we expect to continue to focus our sales and marketing resources on the new-car market. We expect, however, that in the near future, we will be able to begin diverting sales efforts into the used car market and believe that we could reasonably become a market leader in the used car DMS marketing in the next few years.

         Another effective marketing tool is our philosophy and business model. We believe that we need to earn our customer's business every month. So we don't lock our dealers into restrictive long-term contracts like our competition. Our goal is to ensure that, when a new dealership becomes an ARKONA client, it is the beginning of a close working relationship. It is far less costly to keep a customer than to find a new one. Following implementation, we continue to monitor our clients' experiences to assure that they are using all the productivity tools and features built-in the product. Currently, we offer free unlimited phone support between the hours of 7:00 am and 6:00 pm MST Monday through Friday, and on Saturdays from 7:00 am until 2:00 pm.

         As part of our commitment to our clients, we provide them ongoing training. Clients are given the choice of detailed self-help manuals, classroom-style training offered at our offices, on-site training at the client's location or training via the Internet. In addition, we provide Internet-based training using Web-X.

Distribution

         Our ADMS software is presently distributed through our three man installation teams drawn from our 23-person in-house installation staff. Each installation takes 5-6 man-weeks of time, which generally is composed of approximately three weeks of actual data conversion and installation time, one week of upfront on-site training and another 1-2 weeks of follow up on-site training and trouble shooting. We are in the process of exploring and developing ways to shorten the amount of time and effort involved in the installation and training process in order to reduce costs and accelerate our rate of growth.

Our Intellectual Property

         We regard our intellectual property as critical to our success, and we rely on copyright, trademark and trade secret protection to protect our proprietary rights in intellectual property. We believe that we have a common law copyright that protects the source code of such product. In addition, all of our employees involved in the creation of any software or other products we are developing are asked to sign confidentiality and invention agreements. We have not, however, attempted to apply for a formal, registered patent or copyright with respect to our ADMS product. Although we intend to continue to take steps to protect our intellectual property, there remains a risk that our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage.

         During the fiscal year ended March 31, 2003, we spent $635,922 on company-sponsored research and development, and during the fiscal year ended March 31, 2002, we spent $412,994 on company-sponsored research and development. None of our research efforts to date have been sponsored by customers.

 Competition

         The Texas Automobile Dealers Association sponsored a market study on the DMS market place. The following information on the competition is from that study. The marketplace for automobile dealership management systems is dominated by two large companies which have established severe barriers to entry for new competitors. Market share among the major suppliers of dealer information systems is equally divided between Automated Data Processing (ADP) and Reynolds & Reynolds (R&R), with a combined market share of 80%. The remaining 20% is shared by the rest, including Electronic Data Systems, Inc. (EDS), Universal Computer Systems (UCS) and ARKONA.

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

Automated Data Processing (ADP)
-------------------------------

         ADP is a large, international firm with over $7 billion in revenue and over 500,000 clients in all divisions, making it one of the largest independent computing and consulting firms in the U.S. The Dealership Systems Division of ADP generates an estimated $706 million in revenues from sales to automotive dealers.

Install Base:     16,000 Dealerships in U.S and Europe
Hardware:         Proprietary.
Software:         Proprietary - PICK Operating System.

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

Reynolds & Reynolds (R&R)

         Reynolds & Reynolds has revenues of approximately $992 million with a major presence in several automotive market segments including auto parts wholesale distribution, automotive jobbers, auto parts retail and services. R&R also markets electronic parts catalog systems, dealer communications systems and is the major supplier of custom computer forms for dealer systems.

Install Base:     10,000 Dealerships
Hardware:         Proprietary
Software:         Proprietary

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

Employees

         As of March 31, 2003, in addition to our five officers, we had 38 employees, including 6 computer programmers, 5 marketing and sales employees, 25 installation and support employees, and 2 administrative and clerical employees. None of our employees is represented by a collective bargaining organization, and we consider our relationship with all our employees to be satisfactory. We currently have employment agreements with our President, Richard Holland and our Vice President of Customer Support, Blake Nielson.


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

Acquisition of Ensign Information Systems
-----------------------------------------

         In late 2000, we discovered Ensign Information Systems and its primary product, the Ensign Dealer Management Suite ("EDMS"). We believed that Ensign had a proven product, great technology and capable technical personnel but lacked extensive management, sales and marketing resource. On November 9, 2000, we entered into an Asset Purchase and Sale Agreement with Ensign, pursuant to which we issued 1,500,000 shares of common stock in exchange for substantially all of the assets of Ensign, including its intellectual property. We structured the acquisition to be non-dilutive to shareholders. In order to make the transaction non-dilutive, we purchased from certain key shareholders 1,740,250 shares of outstanding common stock at a price of $0.02 per share.

         At the time of the asset purchase, Ensign was installing its EDMS product in nine dealerships per year. Today, we are installing our DMS product in seven or more automobile dealerships per month and are optimistic that the number of installation will continue to grow during the coming year.

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

We have incurred substantial losses since our inception and may continue to incur losses in the future.
--------------------------------------------------------------------------------
         We acquired the assets that generate all of our revenue in November 2000, and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. We have experienced net losses in each three-month period since inception, with an accumulated deficit of approximately $(22,342,318) as of March 31, 2003. Although we have projected that we will generate positive cash flow from operations and earn a net profit during one or more quarters during 2003 and thereafter, such projections assume that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Assuming we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development or other items that may cause our expense to increase at a faster rate than expected. Even if we do become profitable, we may not be able to maintain profitability or to increase profitability in the future.

We may require additional capital to continue development of our products and fund our operations.
--------------------------------------------------------------------------------
         Although we believe that we have working capital sufficient to meet our immediate term obligations, such projection assumes that we will not experience an unexpected need for cash and will not significantly expand our operations through acquisition or otherwise. We do not have a significant cash reserve, and our cash flow from operations is presently approximately equal to our cash expenditures. In the event we experience an unexpected need for cash, expand our operations in any significant way or otherwise need additional cash, we expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain such cash. If financing is needed, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to expand our operations, or to continue normal operations, may be limited.

Our accountants have included an explanatory paragraph on our financial statements regarding our status as a "going concern."
--------------------------------------------------------------------------------
         Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern. Our independent public accountants have issued their report dated June 30, 2003 that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our product line is limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing may be required if we are to continue as a going concern.

We may be unable to increase the number of customers using our ADMS product or other future offerings.
--------------------------------------------------------------------------------
         Our Arkona Dealer Management Suite product is relatively new, and we are operating in a market where two competitors control 80% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will achieve and maintain profitability.

Our competitors have greater resources than we do.
--------------------------------------------------------------------------------
         The market for automobile dealership data management software is highly competitive, and we must compete with companies that possess greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. As a result, we may be unable to obtain a significant market share in the automobile dealer management systems business. In addition, competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition.

Our services are subject to system failure and security risks.
--------------------------------------------------------------------------------
         Our operations, particularly our ASP product, are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. All of our network and computer equipment, including components critical to our operations, are currently concentrated in a co-location facility provided by MCI. Notwithstanding precautionary measures that we and our co-location host have taken, the occurrence of a natural disaster or other unanticipated system or power failure could cause interruptions in the services we provide. In addition, failure of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, bankruptcy, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on our  intellectual  property  rights,  and if we are unable to protect these rights, we may face increased competition, and our business may be materially adversely affected.
--------------------------------------------------------------------------------
         We regard our intellectual property, particularly our Arkona Dealer Management Suite, as critical to our success, and we rely on copyright and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. Although each of our employees and consultants is asked to enter into a confidentiality and invention agreement, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to trade secrets and know-how.

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

We may be subject to claims based upon allegations that our products are defective.
--------------------------------------------------------------------------------
         We have not experienced product liability claims to date. However, our products include programs designed for mission critical applications, creating the risk that the failure or malfunction of our products may result in serious damage or loss and open us to a claim for damages. Although contract terms limit our exposure, there can be no assurance that a court would not rule such provisions to be invalid or unenforceable, or that changes in the law would render such terms void or unenforceable. A successful claim could have a material adverse effect on our operations and finances. Furthermore, the cost of defending against a claim, even successfully, could be material and could have an adverse effect on our results of operations and an adverse effect on the marketing of our products.

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

Our founders and officers hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.
--------------------------------------------------------------------------------
         Our management owns and has the power to vote approximately 24% of our issued and outstanding common stock. Three additional shareholders have the power to vote approximately 15% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

         o The purchase or sale of a larger number of shares by a single shareholder in a short period of time;

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

Our common stock is a "low-priced stock" and subject to certain regulatory action that limits or restricts the market for such stock.
--------------------------------------------------------------------------------
         Shares of our common stock may be deemed to be "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is a an equity security that:

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

         Fiscal Year Ended March 31, 2002          Low                High
         --------------------------------          ---                ----
         Quarter ended June 30, 2001                   $0.21               $0.47
         Quarter ended Sept. 30, 2001                  $0.18               $0.35
         Quarter ended Dec. 31, 2001                   $0.26               $0.45
         Quarter ended March 31, 2002                  $0.21               $0.95

         Fiscal Year Ended March 31, 2003
         --------------------------------
         Quarter ended June 30, 2002                   $0.60               $0.34
         Quarter ended Sept. 30, 2002                  $0.60               $0.20
         Quarter ended Dec. 31, 2002                   $0.44               $0.16
         Quarter ended March 31, 2003                  $0.26               $0.17

         Fiscal Year Ended March 31, 2004          Low                High
         --------------------------------          ---                ----
         Quarter  ended June 30, 2002
           (through  June 26, 2003)                    $0.21               $0.16

         The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions. The last sale price of our common stock, as reported on the OTC Bulletin Board on June 26, 2003 was $0.17 per share.

Outstanding Shares and Number of Shareholders
---------------------------------------------

         As of June 26, 2003, there were approximately 28,435,828 shares of our common stock issued and outstanding, which were held by approximately 500 holders of record. We have never issued preferred stock. We have never declared or paid dividends on any class of our equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         Set forth below is certain information, as of March 31, 2003, about the number of shares of Common Stock subject to options, warrants and other rights granted, or that may be granted, under compensation plans adopted by the Company.


                                                                                      Number of securities
                                                                                    remaining available for
                              Number of securities to       Weighted-average         future issuance under
                              be issued upon exercise       exercise price of      equity compensation plans
                              of outstanding options,     outstanding options,       (excluding securities
       Plan category            warrants and rights        warrants and rights      reflected in column (a))
---------------------------  -------------------------  -------------------------  --------------------------
                                        (a)                        (b)                        (c)
Equity compensation plans
  approved by security
  holders(1)(2)                      2,760,000                    $0.32                    3,335,000

Equity compensation plans
  not approved by security
  holders                               Nil                        Nil                        Nil

Total                                2,760,000                    $0.32                    3,335,000

         (1) All such options, warrants and rights represent options, warrants and rights granted, or available for grant under our 2001 Stock Incentive Plan.

         (2) Does not includes secondary options with respect to 1,475,000 shares of our common stock granted to our officers, directors and employees by shareholders of the Company. In 1999, certain founding shareholders of our company entered into an agreement with Caldera Holding Company, L.C., an entity which is independent of Arkona, pursuant to which Calderas was given the right to grant secondary options to third parties with respect to 1,550,000 shares of common stock owned by the founders in order to encourage the development and increased productivity of Arkona. Under the agreement between Caldera and the founders, the secondary options are required to have an exercise price of $.30 per share and expire no later than December 31, 2006. Because these options are granted by shareholders of the Company with respect to outstanding stock, upon the exercise of these options, the Company will not receive any proceeds and will not issue any additional shares of common stock.

Recent Sales of Unregistered Securities
---------------------------------------

         During the  quarter  ended  March 31,  2003,  we  offered  and sold (a)
500,000 shares of our common stock to a single accredited investor and significant shareholder at the purchase price of $0.20 per share on January 21, 2003, (b) 250,000 shares of our common stock to a single accredited investor and significant shareholder at the purchase price of $0.20 per share on February 7, 2003, and (c) 750,000 shares of our common stock to two accredited investors and significant shareholders at the purchase price of $0.20 per share on March 3, 2003. January 21, 2003. The offer and sale of such shares of our common stock were effected in reliance upon the exemption set forth in Rule 506 promulgated under the Securities Act of 1933, as amended, and the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c)
the investors were provided with certain disclosure materials and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.   Management's Discussion and Analysis

Overview

         ARKONA, Inc. (formerly The Thorsden Group and Sundog Technologies, Inc.) was organized in 1992 as a data base technology company with Universal Update as its primary product. Universal Update(TM) allows rapid integration of business information systems throughout the enterprise and easy sharing of critical information with remote, occasionally connected workers and partners around the world. Prior to 2001, we primarily worked to develop and sell the Universal Update technology. We have since determined to suspend development and marketing of Universal Update(TM).

         Following our acquisition of the assets of Ensign Information System in late 2000, our focus and direction has changed from our Universal Update(TM) product and the mobile computing industry to our newly acquired Arkona Dealer Management Solution (ADMS) and the automobile dealership management industry. When we acquired the assets of Ensign, their predecessor to our ADMS product already had a customer base and was a proven product. At the time of the acquisition, Ensign had installed 9 systems in the prior 12 months. We are currently installing on average of 5-6 systems per month.

Results of Operations

         Revenues for the fiscal year ended March 31, 2003 ("FY 2003") were $3,072,282, compared to $2,338,176 for the fiscal year ended March 31, 2002 ("FY 2002"). This represents a 31 percent increase in revenue over FY 2002 and is primarily due to increases in our monthly customer base and recurring revenue. In FY 2003, we increased our recurring revenue from $77,000 per month to $125,000 per month. With respect to the first quarter of the fiscal year ended March 31, 2004 ("FY 2004"), we expect to report that our recurring monthly revenue has increased to $160,000 per month. We expect our monthly recurring revenue to exceed $250,000 per month by the end of this fiscal year. In addition to the growth in our customer base and recurring revenue, we expect to increase the number of installations from an average of 6 per month to 8-10 per month during FY 2004. We believe that we can reach profitability this year by sustaining our experienced revenue growth. However, we expect our year-over-year revenue change to increase from the 31 percent experienced between FY 2002 and FY 2003 to approximately 50 % in FY 2004.

         Cost of sales totaled $1,531,706 in FY 2003, compared to $1,411,893 in FY 2002. As a percentage of sales cost of sales was 50 percent for FY 2003, compared to 60 percent of FY 2002. The decrease in cost of sales was due to efficiencies obtained in the installation process. For example, in FY 2002, the average number of man-weeks required to install an average sized dealership was seven. In FY 2003, we were able to decrease that to an average of 5-6 man-weeks. We are increasing our efforts in this area to continue this downward trend to decrease the average man-weeks required to 5 in FY 2004. One of the major factors in achieving the decrease in man- weeks in a more experienced installation staff. Another factor is the implementation of process to control and guide the installation and training efforts. In total, we expect the cost of sales to increase in FY 2004 as a result of planned growth; however, we expect the cost of sales to decrease as a percentage of sales.

         Operating expenses for FY 2003 totaled $4,596,488 as compared to $7,852,885 for FY 2002. This represents a 41 percent decrease, of which 36 percent resulted from the absence of unearned compensation amortization in FY 2003. The remaining 5 percent decrease in operating expenses resulted from decreases in marketing, general and administrative expenses.

         Research and development expenses increased $222,928, or 53 percent, from $412,994 in FY 2002 to $635,922 in FY 2003. The increase was due to additions in engineering efforts. Toward the end of FY 2003 and now in FY 2004, as profitability is nearing, we are focusing on our engineering efforts and additions to our existing products and the development of new products. Whether we purchase, license or joint develop these capabilities, engineering resources are used. Because of this focus, we expect engineering expenses to increase in future periods. As a percentage of sales, engineering expenses were 17 percent in FY 2002, and 13 percent in FY 2003. At the current stage of our company, we would like to keep engineering expenses between 15 and 20 percent.

         Marketing, general and administrative expenses totaled $2,428,860 in FY 2003, compared to $3,124,748 in FY 2002, representing a decrease of $695,888 or 22 percent. Several areas contributed to the decrease. Depreciation and amortization, a component of marketing, general and administrative expenses decreased approximately $97,000 in FY 2002. The decrease was partially due to certain assets becoming fully depreciated in FY 2003. In addition, the amortization of Goodwill and Technology acquired in the Ensign purchase did not demonstrate sufficient impairment to require the same level of amortization as in prior years. The decrease in marketing, general and administrative expenses also results from a decrease in salaries due to head count decreases, a decrease travel expenses due to decreased travel, a decrease in professional fees such as marketing and investor relations expenses and several other areas that individually are not significant but together are significant. As a percentage of sales, marketing sales and administrative expenses decreased from 133 % in FY 2002 to 79% in FY 2003.

         We also recognized $2,903,250 of deferred compensation during FY 2002 as compared with $0 for the year ended March 31, 2003. The deferred compensation is a result of options that vested during the period that were granted at a price lower than the then market value.

         The net loss for the year ended FY 2003 was $1,559,085 (or $0.06 per share) compared to a loss of $5,548,416 (or $0.30 per share) in FY 2002. The primary reason for the decrease in the loss is the amortization of compensation expenses in FY 2002. Of the $0.30 per share loss in FY 2002, the amortization of compensation expense represented half or $0.15 of such loss. The remaining difference between last year and this year is $0.09 per share is due to a 31 percent, or $734,106, increase in revenues and combined decrease in operating expenses of 41 percent or $1,087,253.

         We do see dramatic positive changes taking place in almost every aspect of our business. Our sales trend is upward. Our expense trend, as a percentage of revenues, is downward.

Liquidity and Capital Resources

         At March 31, 2003, we had cash and cash equivalents of $18,307, as compared to cash and cash equivalents of $120,290 as of March 31, 2002.

         In order to meet operating costs during FY 2003, we relied upon increased revenues in all revenue categories and the issuance of 4,493,031,shares of common stock at an average price of $0.21 per share to an executive officer and three accredited outside investors.

         In an effort to reduce debt and to meet operating cash flow requirements, we raised $425,000 in the first quarter of FY 2004 by selling 425,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares") at $1.00 per share. Each Series B Preferred Share is convertible to five (5) common shares at the option of the holder and receives the same dividends as common stock on an as converted basis. The Series B Preferred Shares carry a liquidation preference equal to $1.00 per share of Series B Preferred, plus accrued and unpaid dividends on each share, with the balance of the proceeds being paid to the common stock. A merger, reorganization or other transaction in which control of the Company is transferred is treated as a liquidation. If not earlier converted into common stock, the Series B Preferred Shares are redeemable with 30 days advance notice at the option of the Company after June 30, 2008. Each Series B Preferred Share has one (1) vote and votes together as a class with common stock, except that the Series B Preferred Shares vote alone as a class for (i) any adverse change to the rights, preferences and privileges of the Series B Preferred, (ii) any increase or decrease in the number of authorized Series B Preferred shares.

         Unless and until we become profitable, we will need to raise additional capital to fund our operations, our expansion, and to develop new and enhance existing services or products or to respond to competitive pressures. In order to raise such funds, we expect to continue to rely upon the proceeds of sales of equity securities and convertible notes in the immediate future. During the past year, we have sought to obtain funding from various sources, including many banks and other non-affiliated entities. Nevertheless, to date, we have been unable to secure financing on terms we deem reasonable from unaffiliated funding sources and have continued to rely upon capital provided by our Chief Executive Officer and a few other key investors. We intend to continue to seek for large-block financing from institutional sources for our short-term and long-term financing. We have not received any favorable proposals from such institutional sources, however, and expect, in the short run, to continue to rely on insiders and key shareholders as long as such financing remains available.

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

         The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments and office lease payments, and the periods in which payments are due as of March 31, 2003:


----------------------------------------------------------------------------------------------
                                             Less Than                              After 5
Contractual Obligations            Total     1 Year       1-3 years    4-5 Years    Years
-----------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt                  $  438,996   $  244,822   $  194,174   $        0   $        0
-----------------------------   ----------   ----------   ----------   ----------   ----------
Operating Leases                   110,187       52,392       53,429            0            0
-----------------------------   ----------   ----------   ----------   ----------   ----------
Capital Leases                      20,784       17,627            0            0
                                                                                        38,411
-----------------------------   ----------   ----------   ----------   ----------   ----------
Office Lease                       573,281      241,793      331,488            0            0
-----------------------------   ==========   ==========   ==========   ==========   ==========
Total Contractual Obligations   $1,160,875   $  559,791   $  601,084   $        0   $        0
----------------------------------------------------------------------------------------------

Critical Accounting Policies and Estimates

         Management is basing this discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company's future results of operations and cash flows.

         o Revenue Recognition. Revenues from continuing operations are generated from the following activities: Software Maintenance & Support, Consulting Services and the Product Installation and Training. Software maintenance and support are billed on a monthly basis and revenues are recognized in the month that services are rendered. Consulting services revenue is recognized and billed upon completion of customer specified tasks. Installation and training services are stipulated and performed in accordance with a signed contract between the company and the customer. These contracts require customers to pay an upfront non-refundable deposit which are carried as a liability called Deferred Contract Services on our books. Revenue is recognized throughout the performance of the contract on a percentage of completion basis. We currently sell limited amounts of hardware to customers; however, when we do we recognize the revenue for hardware sales upon delivery.

         o Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. As an application service provider, the majority of our customers rely on us for access to their accounting systems for day-to-day operations. Because of this dependence, the collectibility of accounts receivable for monthly maintenance and software support is very high, as is the collectibility of billings for installation of our software and training services associated with the installation of our software. However, eventhough we have a high degree of confidence in the collection of our accounts receiveables, management review thes collectibility and aging of receivables on a monthly basis and make appropriate adjustments to our allowance for doubtful accounts. As a result of our experience and analyses, we believe that the current allowance is adequate to cover any bad debts and credits that may be issued as of the date of the balance sheet.

         o Equipment. We utilize significant amounts equipment in providing service to our customers. We utilize straight-line depreciation for equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates.

         o Goodwill. We annually evaluate goodwill for potential impairment indicators. If impairment indicators exist we measure the impairment in accordance with FASB 142. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually.

         o Contingencies. We are subject to legal proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. A required accrual may change at some point in the future due to new developments in a matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Item 7.  Financial Statements

         The Company's consolidated financial statements and associated notes are set forth following the signature and certification pages on pages number F-1 - F-15.

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

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits.


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------
2.1                Asset  Purchase  and Sale  Agreement  between     Incorporated by reference to the
                   the Company and Ensign Information Systems        Company's Quarterly Report on Form
                                                                     10-QSB filed with the SEC on November
                                                                     14, 2000, File No. 0-24372

2.2                Agreement  and  Plan of  Merger  between  the     Incorporated by reference to the
                   Company and Arkona, Inc. (a Utah corporation)     Company's Quarterly Report on Form
                                                                     10-QSB filed with the SEC on February
                                                                     13, 2001, File No. 0-24372

3.1                Certificate of  Incorporation,  as amended to     Filed herewith
                   date

3.6                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

10.1               Form  of   Employee   Confidentiality, Work       Incorporated  by  reference  to  the
                   Product and Non-competition Agreement             Company's  Quarterly  Report on Form
                                                                     10-QSB   for   the   quarter   ended
                                                                     December 31, 1997, as amended, filed
                                                                     with  the SEC on May 7,  1998,  File
                                                                     No. 0-24372

10.2               2001 Stock Incentive Plan                         Incorporated  by  reference  to  the
                                                                     Annual  Report on Form 10-K SB filed
                                                                     with the SEC on July 9,  2002,  File
                                                                     No. 0-24372.

10.3               Master Lease between Parkway Tower, L.L.C.        Incorporated by reference to Annual
                   and the Company.                                  Report on Form 10-KSB filed with the
                                                                     SEC on July 14, 2000, File No. 0-24372

10.4               Rights Agreement dated December 22, 2000          Incorporated  by  reference  to  the
                                                                     Current  Report  on form  8-K  filed
                                                                     with the SEC on  January  18,  2001,
                                                                     File No. 0-24372

10.5               Employment Agreement with Richard Holland         Incorporated by reference to the
                                                                     Company's Quarterly Report on Form
                                                                     10-QSB filed with the SEC on November
                                                                     14, 2000, File No. 0-24372

10.6               Employment Agreement with Blake Nielson           Incorporated by reference to the
                                                                     Company's Quarterly Report on Form
                                                                     10-QSB filed with the SEC on November
                                                                     14, 2000, File No. 0-24372

99.1               Certification of Chief Executive Officer          Filed herewith

99.1               Certification of Chief Financial Officer          Filed herewith

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

Item 14.  Controls and Procedures

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

Item 15.  Principal Accountant Fees and Services


         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARKONA, INC.


                                            By:  /s/   Alan S. Rudd
                                                 -----------------------------
                                                       Alan S. Rudd
                                                       Chief Executive Officer

                                            Date:   June 27, 2003
                                                 -----------------------------


                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature to this Form 10-KSB appears below hereby constitutes and appoints Alan S. Rudd and Stephen Russo, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

                    Signature                                      Title                             Date
                    ---------                                      -----                             ----
                                                     Chief Executive Officer and                June 27, 2003
           /s/ Alan S. Rudd                          Director (Principal Executive
-----------------------------------                  Officer)
           Alan S. Rudd


           /s/ Richard Holland                       President,   Vice   President   of         June 27, 2003
-----------------------------------                  Engineering and Director
          Richard Holland


          /s/ Stephen Russo                         Chief Financial Officer                    June 27, 2003
------------------------------------                (Principal Financial and
          Stephen Russo                                  Accounting Officer)



          /s/ Bryan Allen                           Director                                   June 27, 2003
-----------------------------------
          Bryan Allen


                                 CERTIFICATIONS

I, Alan S. Rudd, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Arkona, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003                     /s/ Alan S. Rudd
                                       --------------------------------------
                                       Alan S. Rudd, Chief Executive Officer

I, Stephen L. Russo, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Arkona, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003                     /s/ Stephen L. Russo
                                       -----------------------------------------
                                       Stephen L. Russo, Chief Financial Officer

                                                   ARKONA, INC.

                                                  March 31, 2003

                                           Independent Auditors' Report
                                                        and
                                               Financial Statements



                                                   ARKONA, INC.

                                                 TABLE OF CONTENTS

                                                                                                               Page

Independent Auditors' Report...................................................................................F-1

Balance Sheet March 31, 2003...................................................................................F-2

Statements of Operations For the Years Ended March 31, 2003 and 2002...........................................F-3

Statements of Stockholders' Equity/(Deficit) For the Years Ended March 31, 2003 and 2002.......................F-4

Statements of Cash Flows For the Years Ended March 31, 2003 and 2002...........................................F-5

Notes to Financial Statements.............................................................................F6 - F15

                          Independent Auditors' Report

The Board of Directors and Shareholders
ARKONA, Inc.

We have audited the accompanying balance sheet of ARKONA, Inc., as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARKONA, Inc., as of March 31, 2003, and the results of operations and cash flows for the periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ MANTYLA McREYNOLDS
------------------------------
MANTYLA McREYNOLDS
Salt Lake City, Utah
June 30, 2003


                                                   ARKONA, INC.
                                                   Balance Sheet
                                                  March 31, 2003

 ASSETS
 Current Assets:
   Cash & cash equivalents - Notes 1 & 2                                      $     18,307
   Accounts receivable, net of allowance of $23,946                                 81,749
   Employee advances                                                                21,186
                                                                              ------------
      Total Current Assets                                                         121,242
Property & Equipment, net - Note 6                                                 123,337
Other Assets:
   Deposits - Note 9                                                                13,205
   Goodwill from Ensign purchase (net) - Note 7                                    156,622
    Intangible assets - Note 4                                                     103,505
                                                                              ------------
      Total Other Assets                                                      $    273,332
TOTAL ASSETS                                                                       517,911
                                                                              ============
LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
   Accounts payable                                                           $    347,289
   Accrued liabilities                                                             244,040
   Deferred revenue                                                                172,433
   Current portion long-term debt - Note 5                                          69,322
                                                                              ------------
      Total Current Liabilities                                                    833,084
Long-Term Liabilities:
    Long-term notes payable - Note 16                                              152,174
    Note payable -related parties - Note 13                                        286,822
    Less current portion long-term debt                                            (69,322)
                                                                              ------------
      Total Long-Term Liabilities                                                  369,674
                                                                              ------------
         Total Liabilities                                                       1,202,758
Stockholders' Deficit - Notes 8, 11, 13-14
    Preferred stock, $.001 par value; authorized 10,000,000 shares; issued
    and outstanding -0- shares                                                           0
    Common stock, $.001 par value; authorized 50,000,000 shares; issued and
    outstanding 28,435,828                                                          28,436
    Additional paid-in capital                                                  21,645,977
    Accumulated unrealized losses on investments                                   (16,942)
    Deficit accumulated during the development stage                           (22,342,318)
                                                                              ------------
      Total Stockholders' Deficit                                                 (684,847)
                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    517,911
                                                                              ============

                 See accompanying notes to financial statements

                                  ARKONA, INC.
                            Statements of Operations
                   For the Years Ended March 31, 2003 and 2002

                                                2003            2002
                                            ------------    ------------

Revenues                                    $  3,072,282    $  2,338,176
Cost of Sales                                  1,531,706       1,411,893
Research and development                         635,922         412,994
Marketing, general and administrative          2,428,860       3,124,748
Amortization of unearned compensation                  0       2,903,250
        Total operating expenses               4,596,488       7,852,885
        Net Income/(Loss) from Operations     (1,524,206)     (5,514,709)
Other Income/(Expense):
     Other income                                      1               3
     Interest expense                            (34,880)        (33,710)
                                            ------------    ------------
        Total Other Income/(Expense)             (34,879)        (33,707)
                                            ------------    ------------
Net Income/(Loss) Before Taxes                (1,559,085)     (5,548,416)
        Income taxes                                   0               0
Net Income/(Loss)                           $ (1,559,085)   $ (5,548,416)
                                            ============    ============
Basic and diluted net loss per share        $      (0.06)   $      (0.30)
                                            ------------    ------------
Weighted average number shares                26,122,740      18,575,326
                                            ============    ============

                 See accompanying notes to financial statements

                                  ARKONA, INC.
                  Statements of Stockholders' Equity/(Deficit)
                   For the Years Ended March 31, 2003 and 2002


                                                               Addit'l        Accum       Unearned       Accum          Total
                                   Shares         Common       Paid-in     unrealized     Compen-       Loss Devel   Stockholders'
                                   Issued         Stock        Capital        Loss        sation          Stage         Deficit
                                -------------- ------------- ------------- ------------ ------------- ------------- --------------
Balance, March 31, 2001            14,408,912        14,409    18,322,868     (15,532)   (2,903,250)  (15,234,817)          183,678
Issued shares for cash at
$0.19 per share                     3,845,130         3,845       726,729        --            --            --             730,574
Issued shares for cash at
$0.25 per share                     2,701,110         2,701       672,299        --            --            --             675,000
Issued shares for cash at
$0.22 per share                        90,909            91        19,909        --            --            --              20,000
Issued shares for cash at
$0.26 per share                       384,615           385        99,615        --            --            --             100,000
Issued shares for cash at
$0.30 per share                       316,667           317        94,683        --            --            --              95,000
Issued shares for cash at
$0.33 per share                     1,862,122         1,862       612,638        --            --            --             614,500
Issued shares for cash at
$0.44 per share                       100,000           100        43,900        --            --            --              44,000
Issued shares for cash at
$0.60 per share                       133,333           133        79,867        --            --            --              80,000
Adjustment to realized loss
on investments                           --            --            --        (1,410)         --            --              (1,410)
Compensation expense for
stock options granted                    --            --            --          --       2,903,250          --           2,903,250
Net Loss for the twelve
months ended March 31, 2002              --            --            --          --            --      (5,548,416)       (5,548,416)
                                -------------- ------------- ------------- ------------ ------------- -------------  -------------
Balance, March 31, 2002            23,842,798        23,843    20,672,508     (16,942)             0  (20,783,233)         (103,824)
Issued shares for cash at
$0.30 per share                       200,000           200        59,800        --            --            --              60,000
Issued shares from warrants
for cash at $0.33 per share           303,030           303        99,697        --            --            --             100,000
Issued shares for cash at
$0.20 per share                     3,890,000         3,890       774,110        --            --            --             778,000
Issued shares for debt at
$0.20 per share                       200,000           200        39,862        --            --            --              40,062
Net loss for the twelve
months ended March 31, 2003              --            --            --          --            --      (1,559,085)       (1,559,085)
                                -------------- ------------- ------------- ------------ ------------- ------------- --------------
Balance, March 31, 2003            28,435,828  $   28,436    $21,645,977   $  (16,942)  $          0  $(22,342,318)  $     (684,847)
                                ============== ============= ============= ============ ============= ============= ==============


                 See accompanying notes to financial statements

                                                   ARKONA, INC.
                                             Statements of Cash Flows
                                    For the Years Ended March 31, 2003 and 2002

                                                                    2003            2002
                                                                -----------    -----------
Cash Flows Provided by/(Used for) Operating Activities
Net Income/(Loss)                                               $(1,559,085)   $(5,548,416)
Adjustments to reconcile net income to net cash
provided  by  operating activities:
   Depreciation and amortization                                    124,166        384,214
   Bad debt expense                                                  17,939          6,008
   Amortization of stock options                                          0      2,903,250
   Decrease (increase) in prepaid expenses                            4,574         10,787
   Decrease (increase) in accounts receivable                        73,376       (110,033)
   Increase (decrease)in accounts payable                            85,977         59,991
   Increase in deferred revenue                                      63,683        (65,903)
   Increase in accrued liabilities                                   33,656        168,180
                                                                -----------    -----------
         Net Cash Provided by/(used for) Operating Activities    (1,155,714)    (2,191,922)
Cash Flows Provided by/(Used for) Investing Activities
   Acquisition of property and equipment                            (25,332)       (56,985)
                                                                -----------    -----------
                Net Cash Used for Investing Activities              (25,332)       (56,985)
Cash Flows Provided by/(Used for) Financing Activities
Principal increase (decrease) on notes payable                      141,002        (25,098)
Proceeds from issuance of stock                                     938,062      2,359,074
                                                                -----------    -----------
          Net Cash Provided by (Used for)Financing Activities     1,079,063      2,333,976
                                                                -----------    -----------
                    Net Increase/(Decrease) in Cash                (101,983)        85,069
Beginning Cash Balance                                              120,290         35,221
                                                                -----------    -----------
Ending Cash (bank overdraft) Balance                            $    18,307    $   120,290
                                                                ===========    ===========
Supplemental Disclosure Information:
   Cash paid for interest                                       $    34,880    $    33,710
   Cash paid for income/franchise taxes                         $     1,831    $     2,419
   Issued stock for debt                                        $    40,062    $         0

                 See accompanying notes to financial statements

                                  ARKONA, INC.
                          Notes to Financial Statements
                                 March 31, 2003

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

                                  ARKONA, INC.
                          Notes to Financial Statements
                                 March 31, 2003


Note 1      Organization   and  Summary  of  Significant   Accounting   Policies
            [continued]

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

             (f)  Revenue Recognition

            The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) no. 101,
            "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. During the course of business the Company recognizes revenue for the following activities: Support, Hardware Sales, Consulting, and Implementation of Products. Support charges are billed monthly and are recognized as earned and stipulated in contracts with customers. Hardware Sales revenue is recognized when the goods are delivered to the customer. Consulting fees are recognized as services are rendered. Product Installation revenue is recognized in accordance with terms of each contract, generally on a percentage of completion basis. Advance deposits are deferred and recognized over the life of the contract which is often complete in one month. Components of the Product Installation process include software licensing, training, forms programming, data conversion, and hardware installation.

            (g)  Patents

            The Company has obtained various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of March 31, 2003, and is being amortized over seven years (see Note
            4).

                                  ARKONA, INC.
                          Notes to Financial Statements
                                 March 31, 2003


            (h)  Investment in Marketable Securities

Note 1      Organization   and  Summary  of  Significant   Accounting   Policies
            [continued]

            Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities verses current market value. As of March 31, 2003 there are no marketable securities of the books of the Company.

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

Note 2      Concentration

            The Company is limited in that its products and service are specifically designed for customers in the auto dealership industry. However, sales of Company products and services are not limited to any geographic area. If the industry environment were to experience significant negative conditions, the Company could also be affected.

            The Company maintains cash balances in a financial institution located in Salt Lake City, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2003, the Company had no cash in excess of the insured amount at this institution.

Note 3      Income Taxes

            The Company has the following temporary differences and loss carryforward amounts as of the balance sheet date. The timing difference multiplied by the estimated tax rate, for the period the temporary differences are expected to reverse, becomes a deferred tax asset or liability.

                                  ARKONA, INC.
                          Notes to Financial Statements
                                 March 31, 2003

Note 3     Income Taxes [continued]

         Deferred tax items                              Balance           Tax           Rate
         -----------------------------------------------------------------------------------------
           Loss carryforward (expires through 2023)   $ 18,760,975    $  7,316,780        39%
           Stock Compensation                         $  7,546,250    $  2,943,038        39%
                                                                      ------------
           Valuation allowance                                        ($10,259,818)
                                                                      ------------
            Deferred tax asset                                        $          0
                                                                      ============

            The allowance has increased $608,043 from $9,651,775 as of March 31, 2002. For the years ending March 31, 2003 and 2002 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Currently, there is no reasonable assurance that the Company will be able to take advantage of deferred tax assets, thus, an offsetting allowance has been established for the deferred asset.

Note 4      Intangible Assets

            The Company has applied and been granted patent protection for its proprietary technology relating to Universal Update. The patent was granted on December 7, 1999. Since that time the Company has applied and received additional protection for its patent. Amortization of cost began on December 7, 1999. Amortization expense for each of the years ended March 31, 2003 and 2002 was $7,760. Unamortized patent costs, related to continuing operations, as of March 31, 2003, is $27,085.

            As part of the Ensign asset acquisition, see note 7, the Company acquired rights to technology. The original cost of the technology was being amortized on a straight line basis over two years. However, because of the adoption and application of FAS 142, the Company determined that the asset does not have a determined life and the asset will no longer be amortized but will be tested annually to determine if impairment has occurred. Based on this analysis, the Company has recorded no impairment charges for the year ending March 31, 2002. The current book value of the asset is $76,420.

Note 5      Leases

            The Company has various capital lease agreements collateralized with property and equipment as of March 31, 2003. These leases bear interest at various interest rates and have remaining terms of less than one year. The amount due and maturing throughout the next fiscal year is $38,411.

            The Company has operating leases for its office facilities which expire at various times through June 2005.

                                  ARKONA, INC.
                          Notes to Financial Statements
                                 March 31, 2003

Note 5      Leases [continued]

                                               Minimum
                  Year Ending                  Lease Payments
                  3/31/2004                            241,793
                  3/31/2005                            247,632
                  3/31/2006                             83,853
                                               ---------------
                  Total                               $809,052

            Rent expense during the year was $244,170 for 2003 and $211,592 for 2002.

            The Company has also entered two operating leases with IBM for equipment. The terms require payments on a month-to-month basis in the amounts of $3,231 and $1,135. Upon written notice, the Company is able to return or exchange the equipment at its option.

Note 6      Property and Equipment

            Property and equipment are summarized by major classifications as follows:

                   Asset Class                                 Accumulated          Net
                                                 Cost           Depr/Amort         Book       Method/Life
        ------------------------------------------------------------------------------------------------------
        Office Furniture                            $72,520         ($47,772)        $24,748  SL/5
        Computer Software                            63,001          (59,541)          3,460  SL/3
        Computer Equipment                          442,197         (371,520)         70,677  SL/3
        Leasehold Improvements                       54,763          (30,311)         24,452  SL/5
                                            ---------------- ----------------- --------------
             Total                                 $632,481        ($509,144)       $123,337
                                            ================ ================= ==============

            The Company acquired approximately $119,674 in computer equipment financed through capital leases. Depreciation expense, including the amortization of assets acquired by capital lease, amounted to $116,406 and $119,198 during the years ended March 31, 2003 and 2002, respectively.

Note 7      Ensign Goodwill

            On November 9, 2000 the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Ensign Information Systems ("Ensign"). In accordance with the Agreement, the Company issued 1,500,000 shares of common stock for substantially all of the assets of Ensign, including intellectual property. The Company structured the acquisition to be non-dilutive to shareholders. In order to make the transaction non-dilutive, the Company purchased from certain key shareholders 1,740,250 shares of outstanding common stock at a price of $0.02 per share.

Note 7      Ensign Goodwill [continued]

            With the acquisition of Ensign, the Company recorded Goodwill of $313,244. Through fiscal year March 2002, the Company had amortized $156,622, or approximately half of the original book balance. The Company has adopted FASB 142, Goodwill and Other Intangible Assets for FY2003. This statement eliminates the amortization of goodwill and requires the Company to test the asset, annually, for impairment. Based on management's analysis and testing for impairment, no adjustment is needed for the year ending March 31, 2003.

                                  ARKONA, INC.
                          Notes to Financial Statements
                                 March 31, 2003


Note 8      Private Placement Memorandum/Stock Issuances

            During  fiscal  year  ended  March  31,  2002,  the  Company  issued
            9,433,886 shares of common stock; 6,641,388 shares were sold for cash proceeds of 1,828,500 at an average price of approximately $0.28 per share in transactions that were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), 2,792,498 shares were issued in accordance with conversion provisions contained in $530,575 of convertible debt.

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

            Due to the volatility of the Company's stock price, its low volume and the risk associated with stock traded on the OTC Bulletin Board, the value of the warrant on the date of issuance is not readily determinable.

            During the fiscal year ended March 31, 2003, the Company issued 4,393,030 shares of common stock for cash proceeds of $938,000 at an average price of approximately $0.21 per share in transactions that were exempt from registration under the Securities Act.

            During fiscal 2003, the Company sold shares of common stock for cash to six (6) qualified investors; one investor purchased 200,000 shares of common stock for $0.30 per share or $60,000, the other investors purchased 3,890,000 shares of common stock for $0.20 per share, or $778,000.

                                  ARKONA, INC.
                          Notes to Financial Statements
                                 March 31, 2003


Note 8      Private Placement Memorandum/Stock Issuances [continued]

            On June 20, 2002, 303,031 warrants to purchase 303,031 shares of common stock were exercised at $0.33 per share for $100,000 cash. The proceeds were used to pay operating expenses.

            The Company has issued 200,000 shares of common stock as partial settlement of debt related to consulting services. The shares were recorded at $0.20 per share, which approximates the market value on the date of issuance. The issuance of these shares was registered under the Securities Act of 1933, as amended.

Note 9      Deposits

            In conjunction with its facility lease obligations, the Company has placed a security deposit with its landlord. The deposit totals $13,205 for office space as of March 31, 2003.

Note 10     Going Concern

            The Company has incurred losses from inception to March 31, 2003 amounting to $22,342,318. Financing the Company's activities to date has primarily been the result of private placement offerings. The Company's ability to achieve a level of profitable operations and/or additional financing may impact its ability to continue as it is presently organized. Management is expanding operations and anticipates reaching a level of profitable operations. To the extent that cash flow requirements are not met by operations, management intends to raise additional capital through private placement offerings.

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

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003

            with an exercise price of $1.00 and 125,000 options granted under the 1992 plan with an exercise price of $3.00. Options granted to existing employees under the 1992 and 1999 stock option plans were converted to options under the 2001 stock option plan. All of the 240,000 outstanding options granted under the 1992 option plan and 1999 option plan have vested.

            Through March 31, 2003, there were outstanding a total of 2,445,000 stock options to purchase Company common stock granted under the 2001 Plan, all of which have an exercise price of $0.30 per share. Options granted under the 2001 plan vest over a one to three year period. Of the options granted under the 2001 plan, 583,965 have vested as of March 31, 2003.

Note 11     Stock Option Plans [continued]

            Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders' equity, as a result of compensatory stock options is generally amortized to expense over the vesting periods of the underlying stock options. The amount amortized to expense through March 31, 2003 was $5,309,137. Unearned compensation represents the intrinsic value of stock options granted but not yet vested. The Company has no unearned compensation as of March 31, 2003.

            The Company has adopted only the disclosure provisions of FASB 123 (Accounting for Stock Based Compensation) and applies APB Opinion 25 (Accounting for Stock Issued to Employees) to stock options.

            Information on stock options outstanding at March 31, 2003 is summarized as follows:

                                   Number of
           Range of exercise        Options         Average      Weighted Average        Number          Weighted
                prices              Granted      Remaining Life   Exercise Price      Exercisable     Average Price
           -----------------     --------------- --------------- ------------------ ----------------- ---------------
           $          0.30            2,445,000     105 mos      $            0.30         2,275,965  $         0.30
           $          1.00              115,000      5 mos       $            1.00           115,000  $         1.00
                                 --------------- --------------- ------------------ ----------------- ---------------
                                      2,560,000                  $            0.33         2,390,965  $         0.33

Note 12     401K Profit Sharing Plan

            The Company has an employee benefit program consisting of a 401K Profit Sharing Plan. The 401K Plan provides for employees to contribute on a pretax basis, employer matching, and a broad portfolio of investment options within the plan to be selected by the employee. Employer matching contributions are made at the sole

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003

            discretion of management. Profit sharing expense recognized under this plan was $28,789 and $3,568 for the years ended March 31, 2003 and 2002, respectively.

Note 13     Related Party Transactions/Stock Options

            Certain founding shareholders acquired common stock of the Company in return for contributions and development of the Company's predecessor, Arkona, L.L.C. These founding shareholders received a total of 7,000,000 shares of common stock and then, collectively, entered into an agreement with Caldera Holding Company, L.C., wherein Caldera was given the right to grant derivative options to third parties with respect to 1,550,000 of such shares in order to encourage the development and increased productivity of the Company. The derivative options have an exercise price of $0.30 per share and expire no later than December 31, 2006. Holders of the shares underlying the derivative options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to its agreement with the founding shareholders so long as the agreement remains in place. Under this derivative options program, an aggregate of 1,550,000 options have been granted by Caldera to ten persons, of which 1,550,000 have vested. Exercise of these options will not yield any assets to the Company.

            The  Company  has  accrued  unpaid   compensation  to  officers  and
            employees in the amount of $117,937. The balance is payable on demand, is unsecured and non-interest bearing.

            Two shareholders have advanced funds to the Company to provide cash flow in the amount of $276,822. These advances are unsecured and bear interest at 12%. The notes provide for conversion to stock at the option of the holder. Another shareholder has advanced $10,000 to the Company to provide cash flow. This advance is also unsecured and bears interest at 12%, but is not convertible to stock.

Note 14     Preferred Stock Rights

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

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003

Note 14     Preferred Stock Rights [continued]

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

Note 15  Subsequent Events

            In an effort to reduce debt and to meet operating cash flow requirements, the Company raised $425,000 by selling 425,000 shares of Series B Preferred shares at $1.00 per share. Each preferred share is convertible to five (5) common shares at the option of the preferred shareholder.

            Each share of Series B Preferred shares receives the same dividends as common stock on an as converted basis.

            Series B Preferred shares carry a liquidation preference equal to the price per share of Series B Preferred, plus accrued and unpaid dividends on each share. In the event of a liquidation, the balance of proceeds is paid to common stock. A merger, reorganization or other transaction in which control of the Company is transferred is treated as a liquidation. If not earlier converted into common stock, Series B Preferred shares are redeemable with 30 days advance notice at the option of the Company after June 30, 2008.

            Each Series B Preferred shares has one (1) vote and votes together as a class with common stock except that the Series B Preferred votes alone as a class for (i) any adverse change to the rights, preferences and privileges of the Series B Preferred, (ii) any increase or decrease in the number of authorized Series B Preferred shares.

Note 16   Notes Payable

            The Company has restructured three accounts payable to be paid as long-term notes payable. Approximately $58,000 is being paid at the rate of $3,000 per month over 20 months. The remaining amount will likely be paid through the issuance of common stock. As discussed in
            Note 8, the Company has issued 100,000 shares thus far, valued at $20,000.