Form 10QSB
period 2003-06-30
ARKONA INC
filed 2003-08-14
CIK 925662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

                                       OR

( )     Transition  Report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition  period from  _____________  to
         _____________

                         Commission File Number 0-24372
                         ------------------------------
                                  ARKONA, Inc.

           (Name of small business issuer as specified in its charter)



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



Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [ ]   No [X]

As of August 8, 2003 there were issued and outstanding 28,416,840 shares of the Company's Common Stock, par value $.001 per share.



Transitional Small Business Disclosure Format (check one):      Yes [ ]   No [X]

                      PART I - Item 1. Financial Statements


                                ARKONA, INC.
                               Balance Sheets

                                                     30-Jun-03     31-Mar-03
ASSETS                                              (Unaudited)    (Audited)
                                                   -----------    -----------
    Current Assets
       Cash and cash equivalents                       135,503         18,307
       Marketable securities                              --             --
       Accounts receivable, net of allowance           330,642        102,935
       Prepaid expenses                                   --             --
                                                   -----------    -----------
    Total Current Assets                               466,146        121,242
                                                   -----------    -----------
       Equipment                                       610,827        632,481
       Less: Accumulated depreciation                 (501,133)      (509,144)
                                                   -----------    -----------
       Equipment, net                                  109,695        123,337
                                                   -----------    -----------
    Other Assets
       Deposits                                         17,779         13,205
       Other assets, net amortization                  278,910        260,127
                                                   -----------    -----------
    Total Other Assets                                 296,689        273,332
                                                   -----------    -----------
TOTAL ASSETS                                           872,530        517,911
                                                   ===========    ===========

LIABILITIELIABILITIESHANDESTOCKHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                170,769        347,289
       Accrued liabilities                             275,310        244,040
       Deferred revenue                                148,600        172,433
       Current portion of long-term debt                30,588         69,322
                                                   -----------    -----------
    Total Current Liabilities                          625,267        833,084
                                                   -----------    -----------
    Long-Term Liabilities
       Current portion of long-term debt               (30,588)       (69,322)
       Notes payable legal                             120,440        152,174
       Note payable - related party                    286,321        286,822
                                                   -----------    -----------
    Total Long-Term Liabilities                        376,173        369,674
                                                   -----------    -----------
    Total Liabilities                                1,001,440      1,202,758
                                                   ===========    ===========
    Stockholders' Equity
       Common stock                                     28,619         28,436
       Series B preferred stock                            575           --
       Additional paid in capital                   22,070,222     21,645,977
       Accumulated unrealized loss on investment
          securities available for sale                (16,942)       (16,942)
       Retained earnings (deficit)                 (22,211,384)   (22,342,318)
                                                   -----------    -----------
    Total Stockholders' Equity                        (128,910)      (684,847)
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             872,530        517,911
                                                   ===========    ===========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Operations


                                                         Three Months Ended
                                                     30-Jun-03      30-Jun-02
                                                    -----------    -----------

Revenues                                              1,103,242        641,720
Operating Expenses
    Cost of Sales                                       455,531        320,714
    Research and Development                            130,338        196,587
    Marketing, Admin & Sales                            372,164        573,992
                                                    -----------    -----------
Total Operating Expenses                                958,034      1,091,293
                                                    -----------    -----------

Net Income / (Loss) From Operations                     145,208       (449,573)
    Interest Income                                        --             --
    Interest Expense                                    (14,273)        (2,112)
                                                    -----------    -----------
Net Income / (Loss) From Operations                     130,935       (451,685)
                                                    ===========    ===========


    Basic and Diluted Net Income (Loss) per share          0.01          (0.02)
                                                    -----------    -----------
    Weighted average and diluted number
    Of Shares Outstanding                            28,416,840     23,947,579
                                                    ===========    ===========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                         Three Months Ended
                                                       30-Jun-03   30-Jun-02
                                                       --------    --------
Cash Flows (used by) Operating Activities:
    Net (Loss)/Income                                   130,935    (451,686)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                    23,914      83,765
        Amortization of unearned compensation              --          --
        Changes is assets and liabilities:
             Accounts receivable                       (227,707)    (18,879)
             Accounts Payable                          (176,520)    112,079
              Deferred revenue                          (23,834)     19,857
             Accrued Liabilities                         (7,464)     (5,047)
                                                       --------    --------
Net Cash (Used By) Operating Activities                (280,676)   (259,911)
                                                       --------    --------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                               (9,125)     (3,000)
    Other assets                                        (23,357)    (10,400)
                                                       --------    --------
Net Cash Used for Investing Activities                  (32,482)    (13,400)
                                                       --------    --------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Preferred  Stock          425,000     160,000
    Loan from officer                                     6,500     100,000
    Leases                                               (1,145)     (2,231)
                                                       --------    --------
Net Cash Provided By Financing Activities               430,355     257,769
                                                       --------    --------

Net Increase/(Decrease) in Cash and Cash Equivalents    117,197     (15,542)
                                                       --------    --------

Beginning Cash Balance                                   18,307     120,290
                                                       --------    --------
Ending Cash Balance                                     135,503     104,748
                                                       ========    ========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS



Note 1 Basis of Presentation

The Company has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSBfor the fiscal year ended March 31, 2003.



Note 2  Concentration

The Company is limited in that its products are currently specifically designed for customers in the auto dealership industry. With minimal development, the Company's products could be customized to meet customer needs in the RV, Marine, ATV and motorcycle markets. However, sales of Company products and services are not limited to any geographic area. If the industry environment were to experience significant negative conditions, the Company could also be affected.

The Company maintains cash balances in a financial institution located in Orem, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

 Note 3  Equity

During the three months ended June 30, 2003, the Company raised $425,000 by selling 425,000 shares of Series B Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock is convertible to five (5) common shares at the option of the preferred shareholder. Each share of Series B Preferred Stock receives the same dividends as common stock on an as converted basis.


Shares of Series B Preferred Stock carry a liquidation preference equal to the price per share of Series B Preferred Stock, plus accrued and unpaid dividends on each share. In the event of a liquidation, the balance of proceeds is paid to common stock. A merger, reorganization or other transaction in which control of the Company is transferred is treated as a liquidation. If not earlier converted into common stock, shares of Series B Preferred Stock are redeemable with 30 days advance notice at the option of the Company after June 30, 2008.


Each share of Series B Preferred Stock has one (1) vote and votes together as a class with common stock, except that the shares of Series B Preferred Stock vote separately as a class for (i) any adverse change to the rights, preferences and privileges of the Series B Preferred Stock, (ii) any increase or decrease in the number of authorized shares of Series B Preferred Stock.

                                  ARKONA, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


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

(f) Patents

The Company has obtained various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of June 30, 2003, and is being amortized over seven years.

(g) Investment in Marketable Securities

Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities verses current market value. The June 30, 2003 unrealized loss on investments of $16,942 is related to securities that have been written off but not disposed.

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

(i) Stock-Based Compensation

Stock-based compensation is accounted for using APB 25. Under APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. We have also adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-based Compensation" for options issued, as amended by SFAS 148.

To estimate compensation expense that would be recognized under SFAS 123, we have used the modified Black-Scholes option pricing model. If we had accounted for our stock options using the accounting method prescribed by SFAS 123, our net income and income per share would be as follows:


                                                            Three Months Ended
                                                                June 30,
                                                         -----------------------
                                                           2003        2002
                                                         --------   -----------
Net Income / (loss) applicable to shareholders (basic
and diluted) as reported                                 $130,932   ($  451,686)
Deduct: stock-based employee compensation
expense included in reported net loss, net of
 related tax effects                                       88,452          --
Add: total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects            --            --
                                                         --------   -----------

Pro forma net income (loss) applicable to shareholders   $ 42,480   ($  451,686)
                                                         ========   ===========

Income (loss) per common share (basic and diluted):
As reported                                              $   0.01   $     (0.02)
                                                         ========   ===========
Pro forma                                                $   0.00   $     (0.02)
                                                         ========   ===========


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

         Following our acquisition of the assets of Ensign Information System in late 2000, our focus and direction has changed from our Universal Update(TM) products and the mobile computing industry to our newly acquired Arkona Dealer Management Solutions (ADMS) and the automobile dealership management industry. When we acquired the assets of Ensign, their predecessor to our ADMS product already had a customer base and was a proven product. At the time of the acquisition, Ensign had installed 9 systems in the prior 12 months. We are currently installing 9-12 systems per month.

         We believe that we can increase out monthly installs in the future due to our relationship with Mitsubishi, other OEMs, and several third party companies. In July of last year, Mitsubishi announced at its annual dealers conference that ARKONA was its preferred provider of DMS products. ARKONA and Mitsubishi entered into an agreement to work together to roll out joint marketing programs to all existing and new Mitsubishi dealers. Since the signing of that agreement, we have installed our system in over 30 Mitsubishi dealerships.

Results of Operations for the Three Month period Ended June 30, 2003 and June 30, 2002

Revenues for the three-month period ended June 30, 2003 were $1,103,242, as compared to $641,720 for the three-month period ended June 30, 2002. This represents a 72% increase year over year. We attribute the increase to the continued success we are experiencing replacing our competitor's systems with our Dealer Management Software (ADMS). More specifically, the increase in sales is due not only to increases in installations of ADMS, but also the associated monthly maintenance and support revenue. The number of dealerships installed has doubled for the three-month period ending June 30, 2003 as compared to the same period last year. In the past we have experienced a season slow down in the summer due to the fact that during the summer months dealerships find themselves very busy and prefer to install a new system when they are not quite so busy. So far this year, things don't appear to be slowing down. In this quarter ended June 30, 2003 we installed 28 new dealership points, and we expect to exceed that number in the quarter ending September 30, 2003.

We currently have sales lined up through the end of October and into November and are now scheduling installs well into December. We believe that revenues will continue to increase in the future and are predicting a profitable fiscal year 2004.

There are several  factors that have  contributed  to the increase in our sales;
(i) our ASP model results in increased security of data and at the same time substantial decreases in cost associated with the upfront investment of a system and the continued maintenance; (ii) our reporting of a net income, rather than a net loss, for the three-month period ended June 30, 2003 has demonstrated that we can operating profitably, , which has minimized past concerns about our ability to continue as a going concern; and (iii) our customers continue to be excellent references.

Cost of sales totaled $455,531,or 41% of sales, for the three-month period ended June 30, 2003. This compares to cost of sales totaling $320,714, or 50% of sales, for the same three-month period 2002. The decrease in cost of sales is due to increased efficiencies in our installation process, more effective training programs that bring new technicians up to speed faster, and improved scheduling, which results increased utilization of our installation capacity. We expect to continue to improve our training and installation process and, as a result, we expect additional decreases in the cost of sales as a percentage of revenue.

Research and development expenses decreased from $196,587 for the three-month period ended June 30, 2002 to $130,338 for the three-month period ended June 30, 2003. This decrease for the period is primarily due to engineering resources being allocated to customer support. This decrease is temporary, and we expect increases in engineering to occur in the future. We are currently hiring new engineers and see this area of our business continuing to grow to meet the demand of an expanding customer base and new product innovation.

Marketing, administrative and sales expenses decreased from $573,992 for the three-month period ended June 30, 2002 to $372,164 for the three-month period ended June 30, 2003. The decrease is due primarily to decreases in professional services and an continuing effort by management to economize where ever possible.

We had no interest income during the three-month periods ended June 30, 2003 and June 30, 2002. This was due to decreased cash balances we maintained in banks.

Operating expenses totaled $958,034 for the three-month period ended June 30, 2003 compared to operating expenses totaling $1,091,293 for the same period last year. The decrease in operating expenses for the three-month period ended June 30, 2003 of $133,259, or 12 percent, is due to decreases in research and development expenses and marketing administration and sales but is partially offset by the increase in cost of sales.

To the extent of available capital, we plan to increase expenditures in all areas of our business during the next twelve months as development and promotion of existing and new products continues. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the Arkona Dealer Management System in 10-12 stores per month.

Net income for the three-month period ended June 30, 2003 was $130,935, or $0.01 per share, compared to a loss of ($451,685) or ($0.02) per share for the corresponding period in 2002. This is a major milestone for Arkona and represents a substantial improvement in the financial results for the Company. Our reporting of net income for the first time is, as explained above, due to increased sales, increased recurring support sales, decreases in expenses and increased efficiencies throughout the Company. Since we entered this market, some of our competitors have used our financial condition as a major selling point for their system. Now that we appear to be turning the corner as a company, these competitors are going have to compete with us on features, service and cost. We believe this is one of the most significant benefits of our reporting of a net profit for this quarter.

Based upon these results and our projected sales for the next year, we expect the Company to continue to be profitable in the foreseeable future. The primary marketing focus for the three-month period ended June 30, 2003 continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions and grow sales.

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents of $135,503, as compared to cash and cash equivalents of $18,307 as of March 31, 2003.

In order to meet operating costs during the three-months period ended June 30, 2003, we relied upon increased installation revenues, recurring revenues and the proceeds from our issuance of 425,000 shares of Series B Preferred Stock at a price of $1.00 per share to five accredited outside investors who are also customers.

We expect our revenues to continue to increase and to become more profitable in the future. To the extent profitability continues, we do not anticipate needing to raise additional funds to fund our operations. However, in an attempt to grow and become more profitable, we may issue additional equity securities in order to raise capital necessary to accelerate expansion and new products. In addition, we are currently working with a local bank to secure a line of credit which, if secured, would allow us to smooth out cash flow needs. Unless and until we receive approval on a line of credit, we may need to rely on additional equity financing to finance our planned growth and to smooth out our cash flow. We have not commitments from any parties to provide additional capital but, if additional capital is required, believe that we can rely on key shareholders, customers and others for additional equity financing. If adequate funds are not available or are not available on acceptable terms, our ability to fund our marketing and planned product development programs or otherwise respond to competitive pressures could be hindered.

The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments and office lease payments, and the periods in which payments are due as of June 30, 2003:

                                                      Less Than               After
Contractual Obligations           Total     1 Year    1-3 years  4-5 Years   5  Years
                                --------   --------   --------   --------   --------
Long-term debt                  $350,000   $200,000   $150,000   $      0   $      0
                                --------   --------   --------   --------   --------
Operating Leases                  30,054     53,429     83,483          0          0
                                --------   --------   --------   --------   --------
Capital Leases                    20,784      7,736     28,520          0          0
                                --------   --------   --------   --------   --------
Office Lease                     517,165    171,000    346,165          0          0
                                ========   ========   ========   ========   ========
Total Contractual Obligations   $978,898   $421,838   $557,330   $      0   $      0
                                --------   --------   --------   --------   --------

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

o Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. As an application service provider, the majority of our customers rely on us for access to their accounting systems for day-to-day operations. Because of this dependence, the collectibility of accounts receivable for monthly maintenance and software support is very high, as is the collectibility of billings for installation of our software and training services associated with the installation of our software. However, even though we have a high degree of confidence in the collection of our accounts receiveables, management reviews the collectibility and aging of receivables on a monthly basis and make appropriate adjustments to our allowance for doubtful accounts. As a result of our experience and analyses, we believe that the current allowance is adequate to cover any bad debts and credits that may be issued as of the date of the balance sheet.

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

We have incurred substantial losses since our inception and may continue to incur losses in the future.
         We acquired the assets that generate all of our revenue in November 2000, and, accordingly, our current business has a limited operating history upon which an evaluation of our prospects and us can be based. We have experienced net losses in each three-month period since inception except for the three-month period ended June 30, 2003. Although we have projected that we will report a net profit during the remainder of this fiscal year, such projections assume that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Assuming we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development or other items that may cause our expense to increase at a faster rate than expected. Even if we do become profitable, we may not be able to maintain profitability or to increase profitability in the future.

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

         Our management owns and has the power to vote approximately 29% of our issued and outstanding common stock. Two additional shareholders have the power to vote approximately 15% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

         We may raise additional funds in the future by issuing additional shares of common stock, or securities such as convertible notes, options or warrants or preferred stock, that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

Our stock price is volatile and subject to manipulation.

     The market price of our common stock, like that of the securities of other development stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

o        Manipulation of our stock price by existing or future shareholders,

o The purchase or sale of a larger number of shares by a single shareholder in a short period of time,

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

Item 3.       Controls and Procedures


     (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective.


     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 2.   Changes In Securities And Use Of Proceeds


During the three months ended June 30, 2003, the Company raised $425,000 by selling 425,000 shares of Series B Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock is convertible to five (5) common shares at the option of the preferred shareholder. Each share of Series B Preferred Stock receives the same dividends as common stock on an as converted basis.


Shares of Series B Preferred Stock carry a liquidation preference equal to $1.00 per share of Series B Preferred Stock, plus accrued and unpaid dividends on each share. In the event of a liquidation, the balance of proceeds is paid to common stock. A merger, reorganization or other transaction in which control of the Company is transferred is treated as a liquidation. If not earlier converted into common stock, shares of Series B Preferred Stock are redeemable with 30 days advance notice at the option of the Company after June 30, 2008.


Each share of Series B Preferred Stock has one (1) vote and votes together as a class with common stock, except that the shares of Series B Preferred Stock vote separately as a class for (i) any adverse change to the rights, preferences and privileges of the Series B Preferred Stock, (ii) any increase or decrease in the number of authorized shares of Series B Preferred Stock.

The above-described issuances of our shares of preferred stock were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investors represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.   Exhibits And Reports On Form 8-K

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

         (b) Reports on form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 14, 2003 by the undersigned thereunto duly authorized.

                                  Arkona, Inc.

         August 14, 2003                          /s/ Alan Rudd
                                                  ----------------------------
                                                       Alan Rudd
                                                       Chief Executive Officer


         August 14, 2003                          /s/ Stephen Russo
                                                  -----------------------------
                                                      Stephen Russo
                                                      Chief Financial Officer


                                  EXHIBIT INDEX


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------
3.1                Certificate of Incorporation , as amended to      Filed herewith
                   date (including Certificate of Designation
                   for Series B Preferred Stock)

3.2                Bylaws                                            Incorporated by reference to
                                                                     Company's egistration statement
                                                                     on Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement
                                                                     on Form 10-SB, File No. 0-24372

4.2                Rights Agreement dated December 22, 2000          Incorporated by reference to the
                                                                     Current Report on form 8-K filed with
                                                                     the SEC on January 18, 2001

31.1               Section 302 Certification of Chief Executive      Filed herewith
                   Officer

31.2               Section 302 Certification of Chief Financial      Filed herewith
                   Officer

32.1               Section 906 Certification of Chief Executive      Filed herewith
                   Officer

32.2               Section 906 Certification of Chief Financial      Filed herewith
                   Officer