Form 10QSB
period 2003-09-30
ARKONA INC
filed 2003-11-14
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _____________

                         Commission File Number 0-24372

                                  ARKONA, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)



           Delaware                                       33-0611746
--------------------------------                      -------------------
(State or Other Jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)


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


As of November 10, 2003 there were issued and outstanding 29,560,701 shares of the Company's Common Stock, par value $.001 per share.



Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

          PART I - Item 1. Financial Statements

                                ARKONA, INC.
                               Balance Sheets

                                                      30-Sep-03     31-Mar-03
ASSETS                                               (Unaudited)    (Audited)
                                                   ---------------------------
    Current Assets
       Cash and cash equivalents                       258,119         18,307
       Marketable securities                              --             --
       Accounts receivable, net of allowance           419,530        102,935
       Prepaid expenses                                   --             --
                                                   -----------    -----------
    Total Current Assets                               677,649        121,242
                                                   -----------    -----------
       Equipment                                       639,524        632,481
       Less: Accumulated depreciation                 (523,434)      (509,144)
                                                   -----------    -----------
       Equipment, net                                  116,090        123,337
                                                   -----------    -----------
    Other Assets
       Deposits                                         51,779         13,205
       Other assets, net amortization                  278,095        260,127
                                                   -----------    -----------
    Total Other Assets                                 329,874        273,332
                                                   -----------    -----------
TOTAL ASSETS                                         1,123,613        517,911
                                                   ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                 96,122        347,289
       Accrued liabilities                             123,109        244,040
       Deferred revenue                                224,321        172,433
       Current portion of long-term debt                69,322         69,322
                                                   -----------    -----------
    Total Current Liabilities                          512,874        833,084
                                                   -----------    -----------
    Long-Term Liabilities
       Current portion of long-term debt               (69,322)       (69,322)
       Notes payable legal                              22,235        152,174
       Note payable - related party                    229,708        286,822
                                                   -----------    -----------
    Total Long-Term Liabilities                        182,621        369,674
                                                   -----------    -----------
    Total Liabilities                                  695,495      1,202,758
                                                   ===========    ===========
    Stockholders' Equity
       Common stock                                     33,459         28,436
       Series B preferred stock                        575,000           --
       Additional paid in capital                   21,910,541     21,645,977
       Accumulated unrealized loss on investment
          securities available for sale                (16,942)       (16,942)
       Retained earnings (deficit)                 (22,073,940)   (22,342,318)
                                                   -----------    -----------
    Total Stockholders' Equity                         428,118       (684,847)
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           1,123,613        517,911
                                                   ===========    ===========



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Operations




                                          Six Months Ended              Three Months Ended
                                       30-Sep-03      30-Sep-02      30-Sep-03      30-Sep-02
                                      -----------    -----------    -----------    -----------

Revenues                                2,339,132      1,559,032      1,235,890        914,583

Operating Expenses
  Cost of Sales                           999,470        797,559        543,939        476,845
  Research and Development                271,502        390,221        141,164        184,677
  Marketing, Admin & Sales                777,702      1,189,566        405,538        615,574
  Recog. of deferred compensation

                                      -----------    -----------    -----------    -----------
Total Operating Expenses                2,048,674      2,377,346      1,090,641      1,277,096
                                      -----------    -----------    -----------    -----------

Net Income (Loss) From Operations         290,458       (818,314)       145,249       (362,513)

  Interest Income                            --             --             --             --
  Interest Expense                        (22,080)        (4,700)        (7,807)        (2,588)
  Other Income
  Other Expense                              --             --             --             --
                                      -----------    -----------    -----------    -----------
Net Income (Loss)                         268,378       (823,014)       137,442       (365,101)
                                      -----------    -----------    -----------    -----------


Basic Net Income (Loss) per share            0.01          (0.03)          0.00          (0.01)
                                      -----------    -----------    -----------    -----------
Weighted average number
Of Shares Outstanding                  29,660,619     26,109,180     29,660,619     26,109,180
                                      ===========    ===========    ===========    ===========

Diluted Net Income (Loss) per share          0.01          (0.03)          0.00          (0.01)
Diluted Shares Outstanding             30,561,559     26,109,180     30,561,559     26,109,180
                                      ===========    ===========    ===========    ===========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                         Six Months Ended
                                                       30-Sep-03   30-Sep-02
                                                       --------    --------
Cash Flows (used by) Operating Activities:
    Net Income (Loss)                                   268,378    (823,014)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                    44,601     176,454
        Amortization of unearned compensation              --
        Changes is assets and liabilities:
             Accounts receivable                       (335,476)    (63,264)
             Prepaid Expenses                             1,868
             Accounts Payable                          (243,203)    113,385
              Deferred contract services                 51,889      13,515
             Accrued Liabilities                       (264,043)    (83,188)
                                                       --------    --------
Net Cash (Used By) Operating Activities                (477,854)   (664,244)
                                                       --------    --------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                              (60,806)    (20,691)
    Other assets                                        (32,090)       --
                                                       --------    --------
Net Cash Used for Investing Activities                  (92,896)    (20,691)
                                                       --------    --------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Preferred  Stock          575,000
    Proceeds from Issuance of Common  Stock             225,000     525,000
    Loan from officer                                    12,853     100,000
    Leases                                               (2,291)     (3,429)
                                                       --------    --------
Net Cash Provided By Financing Activities               810,562     621,571
                                                       --------    --------

Net Increase/(Decrease) in Cash and Cash Equivalents    239,812     (63,364)
                                                       --------    --------

Beginning Cash Balance                                   18,307     120,290

                                                       --------    --------
Ending Cash Balance                                     258,119      56,926
                                                       ========    ========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1 Basis of Presentation

Arkona, Inc. (the "Company") has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.

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

Note 3  Equity

During the three months ended September 30, 2003, the Company raised $150,000 by selling 150,000 shares of Series B Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock is convertible to five (5) common shares at the option of the preferred shareholder. Each share of Series B Preferred Stock receives the same dividends as common stock on an as converted basis. Also during the three months ended September 30, 2003, the Company raised $225,000 by selling 500,000 shares of common stock to four qualified investors at an average price per share of $0.45.


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

                                  ARKONA, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

                                  ARKONA, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
(f) Patents

The Company has obtained various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of September 30, 2003, and is being amortized over seven years.

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
                                                             Six Months Ended
                                                              September 30,
                                                         -----------------------
                                                            2003        2002
                                                         --------   -----------
Net Income / (loss) applicable to shareholders (basic
 and diluted) as reported                                $268,378   ($  823,014)
Deduct: stock-based employee compensation
 expense included in reported net loss, net of
 related tax effects                                       88,452          --
Add: total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects           --            --
                                                         --------   -----------
Pro forma net income (loss) applicable to shareholders   $179,926   ($  823,014)
                                                         ========   ===========
Income (loss) per common share (basic and diluted):
As reported                                              $   0.01        ($0.03)
                                                         ========   ===========
Pro forma                                                $   0.00        ($0.03)
                                                         ========   ===========

(i) Advertising Costs

Advertising costs of the Company are charged to expense as incurred.

Item 2.  Management's Discussion and Analysis

Overview

         ARKONA, Inc. (formerly The Thorsden Group and Sundog Technologies, Inc.) was organized in 1992. Since our acquisition of the assets of Ensign
Information Systems in late 2000, our focus has been on the Arkona Dealer Management Solutions (ADMS) and the automobile dealership management industry. When we acquired the assets of Ensign, their predecessor to our ADMS product already had a customer base and was a proven product. At the time of the acquisition, Ensign had installed 9 systems in the prior 12 months. We are currently installing 8-10 systems per month.

         We have, and believe that we can continue to increase our monthly installs in the future due to our relationship with Mitsubishi, other OEMs, several third party companies and, most importantly, our customers. Mitsubishi has selected ARKONA as its preferred provider of DMS products. As a result, ARKONA and Mitsubishi entered into an agreement to work together to roll out joint marketing programs to all existing and new Mitsubishi dealers. Since the signing of that agreement, we have installed our system in over 30 Mitsubishi dealerships.

Results of Operations for the Three and Six Month periods Ended September 30, 2003 and September 30, 2002

         Revenues for the three-month period ended September 30, 2003 were $1,235,890 compared to $914,583 for the same period in the prior year, representing 35% increase for the three-month period. Revenues for the six-month period ended September 30, 2003 were $2,339,132 compared to $1,559,032 for the same period in the prior year, representing a 50% increase for the six-month period. This increase is attributable to our continued success in replacing our competitor's systems with the Arkona Dealer Management Solution (ADMS). More specifically, the increase in sales is due to increases in the number of installations of ADMS and associated monthly maintenance and support revenue. During the six-month period ending September 30, 2003 we installed our ADMS solution in 44 new car dealerships and 10 used car dealerships. For the same period in 2002 we installed our ADMS solution in 31 new car dealerships and 5 used car dealerships. In an effort to grow revenues more rapidly, we have increased the number of revenue generating activities with credit bureau services, loyalty card programs and ancillary products like our barcode inventory systems. To date, these new activities have not had a significant impact on revenue, but we expect to begin experiencing an increase in revenue from such new products in 2004. Last, but not least, we attribute a portion of increased sales to our increased financial stability. As our financial stability strengthens, a major obstacle for prospective customers is eliminated.

         Cost of sales totaled $543,939, or 44% of sales, and $999,470, or 42% of sales, for the three-month and six-month periods ended September 30, 2003 respectively compared to $476,845, or 52% of sales, and 797,559, or 51% of sales, for the same periods in 2002. This decrease in cost of sales is primarily due to more efficient installations. Since we entered this market, we have regularly increased the number of installation technicians we employ, and we continue to hire new installation technicians. As each quarter passes, our base of experienced installation technicians continues to grow. This experienced base of technicians combined with new processes we continue to implement in all phases of the installation process equate to efficiencies and costs savings throughout the installation process.

         Now that we have reached profitability, we plan to expand our operations more rapidly than in the past. In light of costs associated with this planned expansion, we do not expect our cost of sales as a percentage of sales to continue to decrease as it has in the past.

         Operating expenses totaled $1,090,641 and $2,048,674 for the three-month and six-month periods ended September 30, 2003 respectively compared to $1,277,096 and $2,377,346 for the same periods ended September 30, 2002. This represents a year over year decrease of 14% for the three-month period and and 13% for the six-month period. The decrease is due primarily to economies realized in our marketing, administration and sales areas. In fact, the only area of our business that had actual increases was the cost of sales, and cost of sales decreased as a percentage of sales. We are continuing to find ways to decrease actual expenses, such as bringing some processes back in house when it makes senses and continuing to leverage partner arrangements through outsourcing when the result is a decrease in costs.

         Research and development expense decreased from $184,677 in three-month period ended September 30, 2002 to $141,164 in three-month period ended September 30, 2003. Research and development expense decreased from $390,221 in the six-month period ended September 30, 2002 to $271,502 in the six-month period ended September 30, 2003. The decrease in research and development expense for both periods is due primarily to decreases in headcount and allocation of engineering resources to customer support activities. Research and development is a major part of the planned expansion of our operations mentioned above. We expect this portion of our business to grow not only to meet the demands of our expanding customer base, but also to achieve new product innovation.

         Marketing, administrative and sales expenses decreased in both the three and six-month periods ended September 30, 2003. Marketing, administrative and sales expenses decreased from $615,574 in the three-month period ended September 30, 2002 to $408,538 in the three-month period ended September 30, 2003, and decreased from $1,189,566 in the six-month period ended September 30, 2002 to $777,702 in the six-month period ended September 30, 2003. In most cases, increases in revenue are associated with increases in sales and marketing. However, we are currently experiencing the opposite due to high demand, a shortened sales cycle resulting from OEM and customer relationships and technological improvements. In the past, we could expect the sales cycle to average 120 days from first visit to contract signature. In recent months, we have seen new car dealers signing up in just a few weeks from the first contact. Many of the contacts are made by the dealers themselves, rather than our sales staff, as a result of recommendations and referrals from new and existing customers. In addition, in the past, all product demonstrations were given in person at a customer location. Today, nearly all product demonstrations are given via the internet. The cost savings in travel and time is reflected in the year over year numbers.

         We had no interest income during the three and six-month periods ended September 30, 2003 and 2002. This was due to minimal cash balances maintained in banks.

         We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the ADMS in 8-10 stores per month. Sales of ADMS are presently outpacing our ability to install it.

         The net income for the three-month period ended September 30, 2003 was $137,442 or $0.00 per share, compared to a loss of ($365,101) or ($0.01) per share for the same period in 2002. Net income for the six-month period ended September 30, 2003 was $268,378 or ($0.01), compared to a loss of ($823,014) or ($0.03) per share for the same period in 2002. This represents a substantial improvement in the financial results for the Company and is due to increased sales, increased recurring support sales, decreases in expenses and increased efficiencies throughout the Company. The future for the Company appears bright.

         The primary marketing focus for the quarter continued to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions and grow sales.

Liquidity and Capital Resources

         At September 30, 2003, we had cash and cash equivalents of $258,119, as compared to cash and cash equivalents of $18,307 as of March 31, 2003.

         In order to meet operating costs during the six months ended September 30, 2003, we relied upon increased revenues, recurring revenues, the issuance of 500,000 shares of common stock at an average price of $0.45 per share to four outside accredited investors and the issuance to 575,000 shares of preferred stock at a price of $1.00 per share to seven independent accredited investors most of which are also customers.

         We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with the planned expansion of our installation and development programs, our profitability is not expected to grow at the same rate as revenue. With respect to our future capital needs, our recurring revenues and revenues from new installations produce enough cash flow in order to cover our costs at historical levels. As a result of the planned expansion of our installation and product development programs, however, we may require capital in excess of that generated from our ongoing operations and may issue additional equity securities in order to raise that capital. In addition, we are currently working with a local bank to secure a line of credit which, if secured, would allow us to smooth out cash flow needs. Unless and until we receive approval on a line of credit, we may need to rely on additional equity financing to smooth out our cash flow. We have no commitments from any parties to provide additional capital but, if additional capital is required, we believe that we can rely on key shareholders, customers and others for additional equity financing.

         The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments and office lease payments, and the periods in which payments are due as of September 30, 2003:

--------------------------------------- ------------- ------------- -------------- ------------- -------------
                                                      Less Than                                  After 5
Contractual Obligations                 Total         1 Year        1-3 years      4-5 Years     Years
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Long-term debt                          $   224,500   $  74,500     $    150,000   $    0        $    0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Operating Leases                             72,156      18,727           53,429        0             0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Capital Leases                               30,692      18,423           12,269        0             0

--------------------------------------- ------------- ------------- -------------- ------------- -------------
Office Lease                                467,165     121,000          346,165        0             0
--------------------------------------- ============= ============= ============== ============= =============
Total Contractual Obligations           $   794,513   $ 232,650     $    561,863   $    0        $    0
--------------------------------------- ------------- ------------- -------------- ------------- -------------

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

         o Revenue Recognition. Revenues from continuing operations are generated from the following activities: software maintenance & support, consulting services and the product installation and Training. Software maintenance and support are billed on a monthly basis and revenues are recognized in the month that services are rendered. Consulting services revenue is recognized and billed upon completion of customer specified tasks. Installation and training services are stipulated and performed in accordance with a signed contract between the Company and the customer. These contracts require customers to pay an upfront non-refundable deposit which are carried as a liability called Deferred Contract Services on our books. Revenue is recognized throughout the performance of the contract on a percentage of completion basis. We currently sell limited amounts of hardware to customers; however, when we do, we recognize the revenue for hardware sales upon delivery.

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

         o Goodwill. We annually evaluate goodwill for potential impairment indicators. If impairment indicators exist, we measure the impairment in accordance with FASB 142. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually.

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

We may not continue to experience net income in the future.
--------------------------------------------------------------------------------
         We have experienced net losses in each three-month period since inception except for the three-month periods ended June 30, 2003 and September 30, 2003. Any projection of continue profitability assumes that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Even if we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development or other items that may cause our expense to increase at a faster rate than expected. We may not be able to maintain profitability or to increase profitability in the future.

We may require additional capital to continue development of our products and fund our operations.
--------------------------------------------------------------------------------
         We do not have a significant cash reserve, and our cash flow from operations is presently approximately equal to our cash expenditures. In the event we experience an unexpected need for cash, expand our operations in any significant way or otherwise need additional cash, we expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain such cash. If financing is needed, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to expand our operations, or to continue normal operations, may be limited.

We may be unable to increase the number of customers using our ADMS product or other future offerings.
--------------------------------------------------------------------------------
         Our Arkona Dealer Management Suite product is relatively new, and we are operating in a market where two competitors control 80% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the current rate of purchase or at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will be able to maintain profitability.

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

         Our ASP network is subject to factors that could cause interruptions in service, reduced capacity for our customers and claims against the Company. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

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

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.
--------------------------------------------------------------------------------

         We are highly dependent upon the efforts of management and technically skilled personnel, including programmers, installers and engineers. Our future performance will depend in part upon our ability to increase sales, manage growth effectively, and retain the services of our management, our technical staff and sales staff. Competition for management, technical and sales personnel is intense, and we do not have long-term employment agreements with any of our employees. As a result, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

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

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.
--------------------------------------------------------------------------------

         Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may increase or decrease significantly as a result of a single trade by a single shareholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

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

Our stock price is volatile and subject to manipulation.
--------------------------------------------------------------------------------

         The market price of our common stock, like that of the securities of other development stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

         o    manipulation   of  our   stock   price  by   existing   or  future
              shareholders;
         o the purchase or sale of a larger number of shares by a single shareholder in a short period of time;
         o announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors;
         o the adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally;
         o    disputes relating to copyrights or proprietary rights;
         o publicity regarding actual or potential results relating to product candidates under development by us or a competitor;
         o    slow acceptance of our products in new or existing markets;
         o a general lack of trust in the financial markets as a result of accounting scandals or for other reasons; and
         o economic and other external factors, as well as period-to-period fluctuations in financial results.

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

         Shares of our common stock may be deemed to be "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is an equity security that:

         o    priced under five dollars;
         o not traded on a national stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market;
         o    May be listed in the "pink sheets" or the OTC Bulletin Board; and
         o Is issued by a company that has less than $5 million dollars in net tangible assets (if it has been in business less than three years) or has less than $2 million dollars in net tangible assets (if it has been in business for at least three years); and
         o Is issued by a company that has average revenues of less than $6 million for the past three years.

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

Item 3.       Controls and Procedures

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes In Securities And Use Of Proceeds

         During the three months ended September 30, 2003, the Company raised $150,000 by selling 150,000 shares of Series B Preferred Stock to two accredited investor at $1.00 per share. Each share of Series B Preferred Stock is convertible to five (5) common shares at the option of the preferred shareholder. Each share of Series B Preferred Stock receives the same dividends as common stock on an as converted basis. Shares of Series B Preferred Stock carry a liquidation preference equal to $1.00 per share of Series B Preferred Stock, plus accrued and unpaid dividends on each share. In the event of a liquidation, the balance of proceeds is paid to common stock. A merger, reorganization or other transaction in which control of the Company is transferred is treated as a liquidation. If not earlier converted into common stock, shares of Series B Preferred Stock are redeemable with 30 days advance notice at the option of the Company after September 30, 2008.Each share of Series B Preferred Stock has one (1) vote and votes together as a class with common stock, except that the shares of Series B Preferred Stock vote separately as a class for (i) any adverse change to the rights, preferences and privileges of the Series B Preferred Stock, (ii) any increase or decrease in the number of authorized shares of Series B Preferred Stock.

         Also during the three months ended September 30, 2003, the Company raised $225,000 by selling 500,000 shares of common stock to four accredited investors at an average price per share of $0.45.

         The above-described issuances of shares of our Series B Preferred Stock and our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investors represented and warranted to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 4.  Submission of Matters to a Vote of the Security Holders.

         The Company held an Annual Meeting of Shareholders on October 8, 2003, at which the Company's shareholders considered and voted as follows on the items described below:

         1. Our shareholders considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:

        Name of Nominee       Votes For        Abstentions     Broker Non-Votes
        Alan Rudd             18,304,507        84,746               0
        Richard Holland       18,365,325        24,000               0
        Bryan Allen           18,331,323        58,000               0

         2. Our shareholders considered and voted upon a proposal to ratify the appointment of Mantyla McReynolds, a Professional Corporation, as independent auditors of the Company for the fiscal year ending March 31, 2004. There were 18,280,327 votes cast in favor, 24,181votes cast against, 81,515 abstentions, and no broker non-votes.

         3. Our shareholders considered and voted upon a proposal to amend the Company's 2001 Stock Incentive Plan in order to increase the number of shares of common stock available for awards thereunder from 6 million shares to 9 million shares. There were 17,357,751 votes cast in favor, 1,018,222 votes cast against, 10,950 abstentions, and no broker non-votes.

Item 6.   Exhibits And Reports On Form 8-K

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

         (b) Reports on form 8-K. The Company filed a Current Report on Form 8-K on July 24, 2003 in which it enclosed a press release announcing its earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 14, 2003 by the undersigned thereunto duly authorized.

                                     Arkona, Inc.

         November 14, 2003           /s/ Alan Rudd
                                     --------------------------------------
                                     Alan Rudd, Chief Executive Officer


         November 14, 2003           /s/ Stephen Russo
                                     --------------------------------------
                                     Stephen Russo, Chief Financial Officer


                                  EXHIBIT INDEX


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------

3.1                Certificate of Incorporation , as amended to      Incorporated by reference to the
                   date (including Certificate of Designation        Company's Quarterly Report on Form
                   for Series B Preferred Stock)                     10-QSB filed with the SEC on August
                                                                     14, 2003.

3.2                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

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
