Form 10QSB
period 2003-12-31
ARKONA INC
filed 2004-02-17
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

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

                                 (801) 501-7100
                           --------------------------
                           (Issuer's telephone number)



Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

As of February 12, 2004 there were issued and outstanding 30,331,847 shares of the Company's Common Stock, par value $.001 per share.



Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

PART I - Item 1. Financial Statements


                                ARKONA, INC.
                               Balance Sheets

                                                                        31-Dec-03      31-Mar-03
ASSETS                                                                 (Unaudited)     (Audited)
                                                                    -----------------------------
    Current Assets
       Cash and cash equivalents                                          134,818         18,307
       Marketable securities                                                 --             --
       Accounts receivable, net of allowance                              328,426        102,935
       Prepaid expenses                                                    22,761           --
                                                                    -----------------------------
    Total Current Assets                                                  486,005        121,242
                                                                    -----------------------------
    Equipment
       Equipment, net of depreciation                                     132,725        123,337
    Other Assets
       Deposits                                                            51,779         13,205
       Other assets, net amortization                                     563,754        260,127
                                                                    -----------------------------
    Total Other Assets                                                    615,533        273,332
                                                                    -----------------------------
TOTAL ASSETS                                                            1,234,263        517,911
                                                                    =============================

          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                                   138,349        347,289
       Accrued liabilities                                                111,965        244,040
       Deferred revenue                                                   145,227        172,433
       Current portion of long-term debt                                   69,322         69,322
                                                                    -----------------------------
    Total Current Liabilities                                             464,863        833,084
                                                                    -----------------------------
    Long-Term Liabilities
       Current portion of long-term debt                                  (69,322)       (69,322)
       Notes payable legal                                                 22,235        152,174
       Note payable - related party                                        55,628        286,822
                                                                    -----------------------------
    Total Long-Term Liabilities                                             8,541        369,674
                                                                    -----------------------------
    Total Liabilities                                                     473,404      1,202,758
                                                                    =============================
    Stockholders' Equity
       Common stock                                                        30,332         28,436
       Series B preferred stock                                           575,000           --
       Additional paid in capital                                      22,144,627     21,645,977
       Accumulated unrealized loss on investment
          securities available for sale                                   (16,942)       (16,942)
       Retained earnings (deficit)                                    (21,972,157)   (22,342,318)
                                                                    -----------------------------
    Total Stockholders' Equity                                            760,860       (684,847)
                                                                    -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              1,234,263        517,911
                                                                    =============================

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Operations

                                              Nine Months Ended           Three Months Ended
                                           31-Dec-03     31-Dec-02      31-Dec-03     31-Dec-02
                                         ---------------------------------------------------------

Revenues                                     3,632,678      2,360,674     1,308,546       801,642

Operating Expenses
  Cost of Sales                              1,583,646      1,253,534       584,176       420,406
  Research and Development                     267,751        462,829       146,249       113,270
  Marketing, Admin & Sales                   1,382,513      1,814,342       454,811       620,664
                                         ---------------------------------------------------------
Total Operating Expenses                     3,233,910      3,530,705     1,185,236     1,154,340
                                         ---------------------------------------------------------

Net Income (Loss) From Operations              398,768     (1,170,031)      123,310      (352,698)

  Interest Income                                 --             --            --            --
  Interest Expense                             (28,606)        (6,700)       (6,526)       (2,000)
  Other Income
  Other Expense                                   --             --            --            --
                                         ---------------------------------------------------------
Net Income (Loss)                              370,162     (1,176,731)      116,784      (354,698)
                                         ---------------------------------------------------------


Base Net Income (Loss) per share                  0.01          (0.04)         0.00         (0.01)
                                         ---------------------------------------------------------
Weighted average number
Of Shares Outstanding                       28,956,208     26,735,828    29,435,837    26,735,828
                                         =========================================================

Diluted Net Income (Loss) per share               0.01          (0.04)         0.00         (0.01)
Weighted Average Diluted
Shares Outstanding                          31,531,585     26,735,828    32,111,214    26,735,828
                                         =========================================================





       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  ARKONA, INC.

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                   Nine Months Ended
                                                                31-Dec-03     31-Dec-02
                                                            -----------------------------
Cash Flows (used by) Operating Activities:
    Net Income (Loss)                                             370,162     (1,176,731)
    Adjustments to reconcile net income to
    net cash used for operating activities:
        Depreciation and Amortization                              62,366        256,184
        Amortization of unearned compensation                        --               --
        Changes is assets and liabilities:
             Accounts receivable                                 (225,491)        57,312
             Prepaid Expenses                                     (22,761)           268
             Accounts Payable                                    (218,940)       111,485
              Deferred contract services                          (27,206)        52,923
             Accrued Liabilities                                 (160,075)       (96,387)
                                                            -----------------------------
Net Cash (Used By) Operating Activities                          (221,945)      (794,946)
                                                            -----------------------------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                                        (75,100)       (24,056)
    Other assets                                                 (342,201)          --
                                                            -----------------------------
Net Cash Used for Investing Activities                           (417,301)       (24,056)
                                                            -----------------------------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Preferred  Stock                    575,000           --
    Proceeds from Issuance of Common  Stock                       541,890        638,000
    Note Payable                                                 (129,939)          --
    Loan from related party                                      (179,202)       100,000
    Leases                                                        (51,992)        (5,896)
                                                            -----------------------------
Net Cash Provided By Financing Activities                         755,758        732,104
                                                            -----------------------------

Net Increase/(Decrease) in Cash and Cash Equivalents              116,512        (86,898)
                                                            -----------------------------

Beginning Cash Balance                                             18,307        120,290

                                                            -----------------------------
Ending Cash Balance                                               134,818         33,392
                                                            =============================





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

Note 3  Equity

During the three months ended December 31, 2003, the Company converted $179,202 of debt and accrued interest to 896,010 shares of common stock. During the nine months ended December 31, 2003, the Company raised $575,000 by selling 575,000 shares of Series B Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock is convertible to five (5) common shares at the option of the preferred shareholder. Each share of Series B Preferred Stock receives the same dividends as common stock on an as converted basis.

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

Also during the nine months ended December 31, 2003, the Company raised $362,688 by selling 816,667 shares of common stock to seven qualified investors at an average price per share of $0.44.

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

(b) Net Income / (Loss) Per Common Share

In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic income / loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. (c) Cash & Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank and other unrestricted investments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

(e) Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) no. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. During the course of business, the Company recognizes revenue for the following activities: Support, Hardware Sales, Consulting, and Implementation of Products. Support charges are billed monthly and are recognized as earned and stipulated in contracts with customers. Hardware Sales revenue is recognized when the goods are delivered to the customer. Consulting fees are recognized as services are rendered. Product Installation revenue is recognized in accordance with terms of each contract, generally on a percentage of completion basis. Advance deposits are deferred and recognized over the life of the contract, which is often complete in one month. Components of the Product Installation process include software licensing, training, forms programming data conversion, and hardware installation.

(f) Patents

The Company has applied for patent for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. One patent has been issued as of December 31, 2003, and is being amortized over seven years.

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


                                                                               Nine Months Ended
                                                                                     31-Dec
                                                                 ----------------------------------------------
                                                                         2003                     2002
                                                                 ---------------------    ---------------------
Net Income / (loss) applicable to shareholders (basic
 and diluted) as reported                                                    $370,162              ($1,176,731)
Deduct: stock-based employee compensation
expense included in reported net loss, net of
 related tax effects                                                           88,452                     --
Add: total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects                                --                       --
                                                                 ---------------------    ---------------------

Pro forma net income (loss) applicable to shareholders                       $281,710              ($1,176,731)
                                                                 =====================    =====================

Income (loss) per common share (basic and diluted):
As reported                                                                     $0.01                   ($0.04)
                                                                 =====================    =====================
Pro forma                                                                       $0.00                   ($0.04)
                                                                 =====================    =====================


(i) Advertising Costs

Advertising costs of the Company are charged to expense as incurred.

Item 2.  Management's Discussion and Analysis

Overview

         ARKONA, Inc. (formerly The Thorsden Group and Sundog Technologies, Inc.) was organized in 1992. Since our acquisition of the assets of Ensign
Information Systems in late 2000, our focus has been on the Arkona Dealer Management Solution (ADMS) and the automobile dealership management industry. When we acquired the assets of Ensign, their predecessor to our ADMS product already had a customer base and was a proven product. At the time of the acquisition, Ensign had installed 9 systems in the prior 12 months. We are currently installing 11-14 systems per month and have approximately 367 dealerships using our system.

         We have increased, and believe that we can continue to increase, our monthly installs in the future due to our relationship with Mitsubishi, other automobile manufacturers (referred to as Original Equipment Manufacturers or OEMs), several third party companies and, most importantly, our customers. Mitsubishi has selected ARKONA as its preferred provider of DMS products. As a result, ARKONA and Mitsubishi entered into an agreement to work together to roll out joint marketing programs to all existing and new Mitsubishi dealers. Since the signing of that agreement, we have installed our system in over 30 Mitsubishi dealerships.

         In addition to Mitsubishi, this year we have developed OEM communications with, and obtained certification from, BMW, General Motors, Honda and DaimlerChrysler, and we are in the late stages of the certification process with five other OEMs. This brings the number of OEMs with which we are certified to provide communications to 6, and we are working to try to increase that number to 12 by summer. As we become certified to communicate with an OEM, customers using our ADMS are able to automatically exchange financial, parts, warranty and other data with the OEM. This significantly simplifies their reporting to, and ordering from, the OEM. As we are certified by each OEM, our ability to sell our ADMS to the OEM's franchisee dealerships increases.

Results of Operations for the Three and Nine Month periods Ended December 31, 2003 and December 31, 2002

         Revenues for the three-month period ended December 31, 2003 were $1,308,546 compared to $801,642 for the same period in the prior year, representing 63% increase for the three-month period. Revenues for the nine-month period ended December 31, 2003 were $3,632,678 compared to $2,360,674 for the same period representing a 54% increase for the nine-month period. This increase is attributable to our continued success in replacing our competitor's systems with the Arkona Dealer Management Solution (ADMS). More specifically, the increase in sales is due to increases in the number of installations of ADMS and associated monthly access charges and support revenue. Until recently we have primarily replaced systems of the three largest Dealer Management Software
(DMS) providers in the industry; however, we have over the last quarter been successful replacing systems of some of the smaller providers as well. During the nine-month period ending December 31, 2003, we installed our ADMS solution in 74 new car dealerships and 12 independent car dealerships, and we added another new and used RV dealership. For the same period in 2002 we installed our ADMS solution in 47 new car dealerships and 6 independent car dealerships. We continue to expand into other markets by making significant in-roads into the motorcycle dealership market. To date, we have installed our system in new and used automobile dealerships, ATV dealerships, RV dealerships and Marine dealerships. In addition to new DMS markets we continue to add significant value to our system through the development of enhancements and complimentary new products. These new products include revenue generating activities such as credit bureau services, loyalty card programs and ancillary products like our barcode inventory systems. To date, these new activities have not had a significant impact on revenue, but we expect to begin experiencing an increase in revenue from such new products in 2004. Last, we attribute a significant portion of increased sales to our improved financial stability. As our financial stability strengthens, a major obstacle for prospective customers is eliminated.

         As a company we have made significant improvements in the condition of our balance sheet. Our current assets have increased 300 % in nine months. During the same nine months, we have reduced total debt 61%, and we have moved the Company from a negative equity position to a positive equity position. Improvements in our operations have been equally significant.

         Cost of sales totaled $584,176, or 45% of sales, and $1,583,646 or 44% of sales, for the three-month and nine-month periods ended December 31, 2003 respectively compared to $420,406, or 52% of sales, and $1,253,534, or 53% of sales, for the same periods in 2002. This decrease in cost of sales as a percentage of sales is primarily due to more efficient installations. Since we entered this market, we have regularly increased the number of installation technicians we employ, and we continue to hire new installation technicians. As each quarter passes, our base of experienced installation technicians continues to grow. This experienced base of technicians combined with new processes we continue to implement in all phases of the installation equate to efficiencies and costs savings throughout the installation process. Now that we have reached profitability, we plan to expand our operations more rapidly than in the past, in part by continuing to hire additional installation technicians. In light of costs associated with this planned expansion, we do not expect our cost of sales as a percentage of sales to continue to decrease as it has in the past.

         Operating expenses totaled $1,185,236 and $3,233,910 for the three-month and nine-month periods ended December 31, 2003 respectively compared to $1,154,340 and $3,530,705 for the same periods ended December 31, 2002. The decrease for the nine-month period ending December 31, 2003 is due primarily to economies realized in our marketing, administration and sales areas. We are continuing to find ways to decrease actual expenses, such as bringing some processes back in house when it makes senses and continuing to leverage partner arrangements through outsourcing when the result is a decrease in costs.

         Research and development expense increased from $113,270 in three-month period ended December 31, 2002 to $146,249 in three-month period ended December 31, 2003. Research and development expense decreased from $462,829 in the nine-month period ended December 31, 2002 to $267,751 in the nine-month period ended December 31, 2003. The increase for the current quarter is due to increased head count in our development staff. The decrease in research and development expense for the nine-month period is due primarily to capitalized development associated with new products. Research and development is a major part of the planned expansion of our operations mentioned above. We expect this portion of our business to grow not only to meet the demands of our expanding customer base, but also to achieve new product innovation.

         Marketing, administrative and sales expenses decreased in both the three and nine-month periods ended December 31, 2003. Marketing, administrative and sales expenses decreased from $620,664 in the three-month period ended December 31, 2002 to $454,811 in the three-month period ended December 31, 2003, and decreased from $1,814,342 in the nine-month period ended December 31, 2002 to $1,382,513 in the nine-month period ended December 31, 2003. In most cases, increases in revenue are associated with increases in sales and marketing. However, we are currently experiencing the opposite due to a high demand, a shortened sales cycle resulting from OEM and customer relationships and technological improvements. In the past, we could expect the sales cycle to average 120 days from first visit to contract signature. In recent months, we have seen new car dealers signing up in just a few weeks from the first contact. Many of the contacts are made by the dealers themselves, rather than our sales staff, as a result of recommendations and referrals from new and existing customers. In addition, in the past, all product demonstrations were given in person at a customer location. Today, nearly all product demonstrations are given via the internet. The cost savings in travel and time is reflected in the year over year numbers.

         We had no interest income during the three and nine-month periods ended December 31, 2003 and 2002. This was due to minimal cash balances maintained in banks.

         We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the ADMS in 10-14 stores per month. Sales of ADMS are presently outpacing our ability to install it

         The net income for the three-month period ended December 31, 2003 was $116,784 or ($0.00) per share, compared to a loss of ($354,698) or ($0.01) per share for the same period in 2002. Net income for the nine-month period ended December 31, 2003 was $370,162 or $0.01 per share, compared to a loss of (1,176,731) or ($0.04) per share for the same period in 2002. This represents a substantial improvement in the financial results for the Company and is due to increased sales, increased recurring support sales, decreases in expenses and increased efficiencies throughout the Company. The primary marketing focus for the coming quarter continues to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions and grow sales.

Liquidity and Capital Resources

         As of December 31, 2003, we had cash and cash equivalents of $134,818, as compared to cash and cash equivalents of $18,307 as of March 31, 2003.

         In order to meet operating costs during the nine months ended December 31, 2003, we relied upon increased revenues, recurring revenues, the issuance of 816,667 shares of common stock at an average price of $0.44 per share to seven outside accredited investors in the nine months ended December 31, 2003 and the issuance to 575,000 shares of preferred stock at a price of $1.00 per share to seven independent accredited investors, most of which are also customers, between April 24, 2003 and July 7, 2003.

         We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with the planned expansion of our installation and development programs, our profitability is not expected to grow at the same rate and revenue. With respect to our future capital needs, our recurring revenues and revenues from new installations produce enough cash flow in order to cover our costs at historical levels. As a result of the planned expansion of our installation and product development programs, however, we may require capital in excess of that generated from our ongoing operations and may issue additional equity securities in order to raise that capital. In addition, we are currently working with a local bank to secure a line of credit which, if secured, would allow us to smooth out cash flow needs. Unless and until we receive approval on a line of credit, we may need to rely on additional equity financing to smooth out our cash flow. We have no commitments from any parties to provide additional capital but, if additional capital is required, we believe that we can rely on key shareholders, customers and others for additional equity financing.

         The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments and office lease payments, and the periods in which payments are due as of December 31, 2003:

--------------------------------------- ------------- ------------- -------------- ------------- -------------
                                                      Less Than
Contractual Obligations                 Total         1 Year        1-3 years      4-5 Years     After 5
                                                                                                 Years
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Long-term debt                          $    8,541    $    8,541    $0             $0            $0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Operating Leases                           124,656        29,227        95,429      0             0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Capital Leases                              29,599        17,330        12,269      0             0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Office Lease                               406,665        60,500       346,165      0             0
--------------------------------------- ============= ============= ============== ============= =============
Total Contractual Obligations           $  569,461    $  115,598    $  453,863     $0            $0
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

         o Revenue Recognition. Revenues from continuing operations are generated from the following activities: software maintenance & support, consulting services and product installation and training. Software maintenance and support are billed on a monthly basis and revenues are recognized in the month that services are rendered. Consulting services revenue is recognized and billed upon completion of customer specified tasks. Installation and training services are stipulated and performed in accordance with a signed contract between the Company and the customer. These contracts require customers to pay an upfront non-refundable deposit, which is carried as a liability called Deferred Contract Services on our books. Revenue is recognized throughout the performance of the contract on a percentage of completion basis. We currently sell limited amounts of hardware to customers; however, when we do, we recognize the revenue for hardware sales upon delivery.

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

         o    Equipment.   We  utilize   significant  amounts  of  equipment  in
              providing service to our customers. We utilize straight-line depreciation for equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates.

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

We may not continue to experience net income in the future.
--------------------------------------------------------------------------------
         Prior to the three-month period ended June 30, 2003, we had experienced net losses in each three-month period since inception. Any projection of continued profitability assumes that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Even if we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development or other items that may cause our expense to increase at a faster rate than expected. We may not be able to maintain profitability or to increase profitability in the future.

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

Our services are subject to system failure and security risks.
--------------------------------------------------------------------------------
         Our operations, particularly our ASP product, are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. All of our network and computer equipment, including components critical to our operations, are currently concentrated in a single co-location facility provided by MCI. Notwithstanding precautionary measures that we and our co-location host have taken, the occurrence of a natural disaster or other unanticipated system or power failure could cause interruptions in the services we provide. In addition, failure of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, bankruptcy, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

         Our ASP network is subject to factors that could cause interruptions in service, reduced capacity for our customers and claims against the Company. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

         o We and our users may experience interruptions in service as a result of the accidental or malicious actions of Internet users, current and former employees or others.

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

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.
--------------------------------------------------------------------------------
         We are highly dependent upon the efforts of management and technically skilled personnel, including programmers, installers and engineers, including, in particular, our President, Richard Holland, who engineered our Arkona Dealer Management Suite. Our future performance will depend in part upon our ability to increase sales, manage growth effectively, and retain the services of our management, our technical staff and sales staff. Competition for management, technical and sales personnel is intense, and we do not have long-term employment agreements with any of our employees. As a result, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

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

Our shareholder rights plan and certain provisions in the Delaware corporate law may permit our board to block a takeover attempt and adversely affect the value of our common stock.
--------------------------------------------------------------------------------
         Our board of directors adopted a shareholder rights plan, and declared a dividend of an associated right, which are expected to have the effect of deterring any takeover of the Company that is not preceded by board approval of the proposed transaction. The existence of such shareholder rights plan may deter potential tender offers for our common stock or other acquisition offers and may have the effect of delaying or preventing a change of control.

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

Our stock price is volatile and subject to manipulation.
--------------------------------------------------------------------------------
         The market price of our common stock, like that of the securities of other development stage companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

         o    manipulation   of  our   stock   price  by   existing   or  future
              shareholders;
         o purchase or sale of a larger number of shares by a single shareholder in a short period of time;
         o announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors;

         o the adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally;
         o    disputes relating to copyrights or proprietary rights;
         o publicity regarding actual or potential results relating to product candidates under development by us or a competitor;
         o    slow acceptance of our products in new or existing markets;
         o general lack of trust in the financial markets as a result of accounting scandals or for other reasons; and
         o economic and other external factors, as well as period-to-period fluctuations in financial results.

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

Item 3.       Controls and Procedures

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

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

                           PART II. OTHER INFORMATION

Item 2.       Changes In Securities And Use Of Proceeds


         In June 2003, in order to conserve working capital and eliminate debt, we requested that our Chief Executive Officer, Alan Rudd, convert approximately $179,202 of debt and accrued interest into shares of common stock at a conversion rate of $0.20 per share of common stock (which conversion rate exceeded the market price of our common at that time) before the end of the fiscal year. During the three-months ended December 31, 2003, Mr. Rudd converted such debt and accrued interest into an aggregate of 896,010 shares of our common stock.

         The above-described issuance of shares of our common stock was effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investor represented and warranted to us that he was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that he was acquiring the securities for his own account and not with an intent to distribute such securities; (c) the investors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.   Exhibits And Reports On Form 8-K

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

         (b) Reports on form 8-K. The Company filed a Current Report on Form 8-K on October 10, 2003 in which it enclosed a press release announcing its earnings for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 17, 2004 by the undersigned thereunto duly authorized.

                                        Arkona, Inc.

         February 17, 2004              /s/ Alan Rudd
                                        ----------------------------------------
                                        Alan Rudd, Chief Executive Officer


         February 17, 2004              /s/ Stephen Russo
                                        ----------------------------------------
                                        Stephen Russo, Chief Financial Officer



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