Form 10KSB
period 2004-03-31
ARKONA INC
filed 2004-07-08
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                         Commission File Number 0-24372

                                   ARKONA Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                            Sundog Technologies, Inc.
                     (Former name of small business issuer)



             DELAWARE                                    33-0611746
---------------------------------             ---------------------------------
  (State or other  jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


                           10542 South Jordan Gateway
                               South Jordan, Utah         84095
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for its most recent fiscal year were $5,365,353.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was$14,621,512. The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 30, 2004 was 31,631,823 shares, of which 22,494,634 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies voted at the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No  [X]

                                Table of Contents


PART I........................................................................1


   Item 1.  Description of Business...........................................1


   Item 2.  Description of Property..........................................14


   Item 3.  Legal Proceedings................................................15


   Item 4.   Submission of Matters to a Vote of Security Holders.............15

PART II......................................................................15


   Item 5.   Market for Common Equity and Related Stockholder Matters........15


   Item 6.   Management's Discussion and Analysis............................17


   Item 7.   Financial Statements............................................22


   Item 8. Changes in and Disagreement With Accountants
           on Accounting and Financial Disclosure............................22


   Item 8A.  Controls and Procedures.........................................22

PART III.....................................................................23


   Item 9.  Directors,  Executive  Officers,  Promoters
            and Control  Persons;  Compliance  with Section
            16(a) of the Exchange Act........................................23


   Item 10.  Executive Compensation..........................................23


   Item 11.  Security Ownership of Certain Beneficial
             Owners and Management...........................................23


   Item 12.  Certain Relationships and Related Transactions..................23


   Item 13.  Exhibits and Reports on Form 8-K................................23


   Item 14.  Principal Accountant Fees and Services..........................25

 Consolidated Financial Statements..........................................F-1

                                     PART I

Item 1.  Description of Business

         Certain statements in this annual report on Form 10-KSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You should regard any statement in these sections that is not a statement of historical fact to be a forward-looking statement of management's beliefs, expectations and plans, all of which may be adversely affected by risks and other factors outside the control of the Company. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause actual results to vary from the views expressed in forward-looking statements include, but are not limited to, risk factors discussed below in "-Certain Risk Factors."

Overview

         We primarily develop and sell management software for automobile dealerships. The operating similarities between automobile, marine, RV and powersports dealerships makes our software attractive to marine, RV and powersports dealerships as well. We are currently licensing our management software to marine and RV dealerships and are moving into providing software solutions to dealers of power sports equipment, such as motorcycles, ATVs, snowmobiles and watercraft.

         Our most important product is our ARKONA Dealer Management Suite (the "ADMS"). The ADMS software is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS software is its ability to run on an ASP model. An ASP model involves the software provider running software and maintaining data at central locations and customers accessing and using the software over the Internet. The ASP model significantly reduces most upfront and ongoing hardware costs for the dealer because the significant processing is done on computers maintained at offsite locations that are maintained by us. The dealer needs only standard personal computers with reliable Internet access. The ASP model also reduces the need for technical computer personnel because the software and related hardware are managed by us at our offsite location. Our ADMS software integrates with most of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connection with the ADMS software, we provide training to employees of the dealers, and for a monthly fee, we provide technical support and regular software updates.

         Our potential customers include new car dealerships and used car dealerships, and we are beginning to pursue dealers of powersports equipment. According to a market study by the National Automobile Dealers Association
(NADA), the market for automobile dealer management systems is dominated by two major players: Automatic Data Processing Inc. ("ADP") and Reynolds & Reynolds ("Reynolds"). According to the NADA, ADP and Reynolds together control about 76% of the market for automobile dealer management systems, with ARKONA and

Universal Computer Systems ("UCS") and eight other DMS providers sharing the remainder of the market. ADP recently purchased the Automotive Retail Group from EDS and ProQuest's Powersports unit. Both of these acquired companies were competitors to ARKONA.

         ADP and Reynolds are large well-financed organizations; they have good brand recognition, and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant barriers to entry for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources. However, we presently are able to offer a technologically superior product at a price that is substantially lower than the standard pricing of Reynolds, ADP and UCS. We are optimistic that our technology and price advantages will continue and permit us to rapidly expand our customer base.

         We market our products primarily through five traveling salespeople, one in-house salesperson and one marketing person. We also market our products via trade shows, seminars, press releases, customer referral programs, relationships with suppliers, automobile manufacturers and industry partners, and advertisements in trade publications. We also encourage automobile manufactures to designate ARKONA as a preferred provider of dealership management software for their dealers. We are currently the preferred provider of dealership management software for Mitsubishi USA, and we are trying to become the preferred provider of dealership management software for BMW and Suzuki motorcycles.

Products and Services

         The ARKONA Dealer Management Suite

         Our main product is the ARKONA Dealer Management Suite. The ADMS is a software suite that allows an automobile, marine, RV and powersports dealers to automate and effectively manage all aspects of its business operations, including its sales, accounting, parts, service and financing functions.

         The ADMS software uses a highly integrated, modular structure that allows management decisions to be made based on information from a variety of areas of the dealer's business. For example, the ADMS sales module provides management and the sales department with real-time vehicle-specific cost information in order to facilitate price negotiations and, if the potential customer has previously done business with the dealership, provides information regarding that customer's previous purchases, use of the service department and other associated activity. The ADMS service module includes an appointment system that facilitates order writing and technician analysis and automatically integrates with accounting in order to produce and track invoices. If parts are drawn from inventory in connection with a repair, the ADMS service and parts modules can be set to automatically order a replacement part from the manufacturer or merely to make recommendations when the inventory of a certain part or product is low. These and numerous other functions work together in order to integrate, automate and streamline the various functions of an automobile dealer.

         The ADMS software's modular structure allows a dealer to choose only the modules it needs at the time while retaining the ability to add additional modules in the future. The modular structure also permits custom programming, or updating, of a particular function without the need to alter other functions or modules. This permits us to quickly customize a software system to meet the needs of dealers of diverse sizes and with varying needs.

         Another key advantage of the ADMS software is its ability to operate using an ASP model. An ASP model involves the software provider running software and maintaining data at central locations and customers accessing and using the software over the Internet. The ASP model has several important advantages:

         o It significantly reduces most upfront and ongoing hardware costs for the dealer because the significant processing is done on computers maintained at offsite locations. The dealer uses only basic computers with reliable Internet access.

         o It significantly reduces the need to maintain or periodically upgrade computer operating systems because the computers at the dealership need only Internet access. The operating systems that are actually running the ADMS software and processing the data are on the computers at the offsite locations, and those computers are maintained by ARKONA.

         o It has a much lower cost of implementation because the dealer pays only for access to the software and purchases basic computers capable of providing reliable Internet access. The dealer does not need to actually purchase the software and, as mentioned, does not need to have hardware capable of running the software.

         o It lowers maintenance costs because all software upgrades and maintenance is done by ARKONA at the offsite location.

         o It reduces the need for technical computer personnel because ARKONA manages and maintains the software and the related hardware at the offsite location.

         Our ADMS software and the ASP system are highly reliable and secure. The ADMS software uses password administration features that allow the dealer to establish access levels for different users. The dealer can restrict or give access to each of the key elements of the software including system maintenance, data entry, inquiry, and report generation. The ADMS software has built-in recovery systems so that if a system fails, it can be restarted, and the system will remember where it left off and continue running from that point. We use Virtual Private Network (VPN) technology to protect data transmission over the Internet. A VPN is a private network built atop a public network. Hosts within the private network use encryption to talk to other hosts; the encryption excludes hosts from outside the private network even if they are on the public network. The ASP system is maintained at a secure hosting facility with multiple fiber trunks from multiple sources, backup generators, fully redundant hardware, power and Internet connections, climate control systems, seismically braced rack systems, and state-of-the-art security and fire detection and suppression systems.

         Installation of the ADMS software at a dealership is typically done by a three-person installation team who are members of our 38-person installation department. A typical installation takes about 200 to 240 man hours and is done over a three week period.

Dealer-Manufacturer Communications

         Our ADMS software integrates with the systems of many of the major automobile manufacturers. An important element of a dealer management system is its ability to integrate a dealer's system with a manufacturer's system--For example, the ability of a Ford dealership's system to integrate and communicate with Ford Motor Company's system. The ability of the dealer to integrate and share information about warranty service claims, parts, vehicle orders, and other similar information with the manufacturer can save the dealership and the manufacturer thousands of dollars a month. We have recently dedicated substantial resources to making our ADMS software integrate with the systems of the major automobile manufacturers. Our system currently integrates with the systems of Ford, Lincoln-Mercury, GM, Dodge, Chrysler, Jeep, BMW, MINI, Honda, Acura, Suzuki, Mitsubishi, Mazda, and Isuzu. Our system does not currently integrate with Toyota, Nissan, SAAB, Volvo, Jaguar, Land Rover, Subaru, Hyundai, and Porsche. We are in the process of completing requirements for VW/Audi, Mercedes Benz and KIA communications. To date, Toyota, Nissan and Jaguar have exclusive relationships with our competitors and have denied our requests to integrate our ADMS software with their systems. Also, we are in the process of integrating our ADMS software with the major manufacturers of powersports equipment.

     LoyaltyTRAC Cards

     Dealers using our ADMS software can take advantage of our LoyaltyTRAC program. Under the LoyaltyTRAC program, dealers receive cards with embedded microchips that are branded with the dealers logo and graphics. The dealers can program those cards with various incentives, credits and discounts and then give those cards to its customers. The LoyaltyTRAC cards can be scanned through the ADMS system and the various credits on the card tracked through the ADMS software.

     Bar Coding Products

     Bar coding is an important part of a dealer management system. We are continually upgrading the bar coding capabilities of the ADMS product, and during the year ended March 31, 2004, we developed a bar coding system for the vehicle inventory module that significantly improves the time and cost involved with maintaining vehicle inventories. During the year ending March 31, 2005, we plan to implement bar coding capabilities for our parts and service modules.

     Training and Support Services

     We continue to improve our training and customer support services. This is important to dealers because employee turnover and growth at dealerships creates the need for ongoing training on ADMS.. We currently provide detailed self-help manuals, classroom training at our offices, onsite training, and training over the Internet. During the year ending March 31, 2005, we plan to create ARKONA University. ARKONA University's purpose will be to integrate the ongoing training of employees of dealers and integrate our current onsite, offsite and Internet training programs. We are in the process of creating curriculums and materials for ARKONA University. For a monthly fee, we provide unlimited technical and customer support for our ADMS product. We are in the process of developing an Internet-based support system that will have pre-recorded, step-by-step instructions for frequently requested tasks. We expect that the system will be available beginning the third quarter of fiscal year 2005.

Markets

         Our potential customers include new and used-car dealerships, and we are beginning to pursue dealers of RV, marine and powersports equipment. We estimate there are between 22,000 and 23,000 new-car dealerships in the United States and over 60,000 used-car dealerships. We estimate there are approximately 6,000 dealers of powersports (motorcycle, ATV, watercraft/sportboats and snowmobiles) equipment.

         Automobile Dealership Market

         We believe the automobile dealership market is evolving and moving toward using more technology in the management of their businesses. Automobile dealers are consistently trying to reduce costs and improve efficiency through the use of information technology. Our perception is that for the most part, automobile dealers have lagged behind taking advantage of technology in their information systems. We believe that more and more automobile dealers, wanting to improve customer service and support, are looking to improve their information technology.

         The National Automobile Dealers Association has identified several significant trends in the retail car and truck environment that we believe will pressure dealers to look for ways to better manage their business. Those trends include the following:

         o Pressure on profit margins in all departments is expected to encourage dealers to improve management procedures, marketing skills and performance in every department. We believe reliable, timely information will be important in that process.

         o    The   increasing   geographical    concentration   of   automobile
              dealerships is reducing profit margins and pressuring dealers to increase volume.

         o Improvements in product quality and extended warranties have significantly reduced the required service for vehicles, which reduces an important source of revenue for automobile dealers.

         o The growth of competing service providers (such as Jiffy-Lube, Midas Mufflers, Brake-O, etc.) is putting pressure on automobile dealers to operate their service departments as efficiently as possible and with an increased emphasis on customer satisfaction.

         o Automobile manufacturers are demanding more control over their marketing channels in an effort to manage customer satisfaction and volume. This effort includes increasing reporting requirements for dealerships, increasing involvement in maintaining physical facilities, more communication between manufacturers and dealerships and the integrating the computer systems of dealerships and manufacturers.

         We view these trends as positive because we believe our ADMS software is feature-rich and highly flexible and will help automobile dealers meet those challenges better than our competitors products.

         Powersports Market

         The powersports market is estimated to be an $18 billion industry in the U.S. It consists of new and used motorcycles, ATV's, personal watercraft, and snowmobiles, as well as parts, accessories and mechanical and financial services related to these products.

         Over the past five years the industry has grown an average of 15% per annum. During 2003, industry sales were up approximately 5% over 2002. The industry is highly fragmented with almost 6,000 franchised motorcycle dealerships, most of which are individually owned.

         Many of the powersports dealership owners are motorcycle, ATV or snowmobile enthusiasts with minimal business training. The largest dealership group generated revenues of approximately $100 million in 2001, or less than 1.0% of total industry sales.

         We are encouraged by our initial research, marketing and selling to the powersports market and believe we can have a positive impact on dealers and their businesses. We expect to deliver a strong solution to dealers during fiscal year 2005. Powersports dealers who have already purchased from tell us they like our product features , attractive pricing, and technical expertise.
ARKONA will continue enhance our product offering during the coming year to incorporate powersports specific capabilities that dealers feel are necessary.

Competition

         Automobile Market

         According to a market study by the NADA, the market for automobile dealer management systems is dominated by two major players: Automatic Data Processing Inc. and Reynolds & Reynolds. According to the NADA, ADP and Reynolds together control about 76% of the market for automobile dealer management systems, with ARKONA, Universal Computer Systems and eight other DMS providers sharing the remainder of the market.

         ADP and Reynolds are large, well-financed organizations; they have good brand recognition; and their systems integrate with all the major automobile manufacturers. Their market dominance also creates significant barriers to entry because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources.
Their ability to integrate their systems with all the major automobile manufacturers is highly appealing to large automobile dealerships selling cars from most of the major automobile manufacturers and especially automobile manufacturers with systems with which our ADMS product cannot yet integrate. The price of ADP's and Reynolds' dealership systems is significantly higher than ours, and we believe that their products are generally antiquated and inferior to our ADMS product and its ability to run on an ASP model.

         ADP and Reynolds have had less success penetrating the market for independent and used-car dealerships. Because our products are less expensive and fully featured, we have been successful in competing with ADP and Reynolds in the market for independent and used-car dealerships.

         Powersports Market

         The following companies sell dealer management systems into the powersports market: Comptron, ProQuest Powersports, MIC, ARI Networks, C Systems and Shoptech. Of these competitors, ProQuest Powersports is the most widely used. ProQuest Powersport's Lightspeed product has over 80% market penetration. As with the leading providers in the automobile market, ProQuest is experiencing a lot of push-back and dissatisfaction from dealers because of their pricing and business practices. This opens the door for ARKONA to begin to win market share by delivering more value for less money.

         It should be noted that ADP recently purchased ProQuest Powersports. We will see in the coming months if this enhances or diminishes ProQuest Powersport's presence in the market.

Sales and Marketing

         We market our products primarily through five traveling salespeople who are headquartered in Utah, one in-house salesperson and one marketing person. We also market our products through trade shows, seminars, press releases, customer referral programs, relationships with suppliers, automobile manufacturers and industry partners, and advertisements in trade publications.

We also work with automobile manufacturers and dealer associations by trying to become a manufacturer's preferred service provider for dealership software. We have entered into an agreement with Mitsubishi USA pursuant to which we are Mitsubishi USA's preferred service provider, and we are working with BMW and Suzuki motorcycles to be their preferred service provider. We also pursue automobile dealer associations and try to sell our ADMS product to their members.

Intellectual Property

         We believe our intellectual property is critical to our success. We rely on copyright, trademark and trade secret protection to protect our intellectual property. We rely on common law copyright law, and we have not formally patented or copyrighted any of our intellectual property. All employees involved in software development are asked to sign confidentiality and invention agreements. There is a risk that our intellectual property may be challenged, invalidated or circumvented, or our intellectual property may fail to provide a competitive advantage.

         We spent $753,423 during the year ended March 31, 2004 and $635,922 during the year ended March 31, 2003 on company-sponsored research and development.

Employees

         As of March 31, 2004, in addition to five corporate officers, we had 64 employees consisting of nine computer programmers, eight marketing and sales employees, 45 installation and support employees, and two administrative and clerical employees. None of our employees are represented by a collective bargaining organization, and we consider our relationship with all our employees to be satisfactory. The employment agreements with our President, Richard

Holland, and our Vice President of Customer Support, Blake Nielson, have expired, but such agreements remain enforceable on a terminable at-will basis (with non-competition provisions surviving two years following the date of termination). We do not have written employment agreements with our other executive officers, but expect to negotiate written agreements with all of our key management personnel during the coming years.

Corporate History

         ARKONA was formed as a Delaware corporation in 1992 and was originally named The Thorsden Group, Ltd. In 1997, we acquired ARKONA, Inc., a Utah corporation, as a wholly owned subsidiary. ARKONA, Inc. was in the business of developing software for remote synchronization and replication of databases. In 1999, we changed our name to Sundog Technologies, Inc. In 2000, we purchased the business and all the assets of Ensign Information Systems, which developed and sold automobile dealership software. In 2001, we abandoned our remote synchronization business, merged with our wholly owned subsidiary, ARKONA, Inc., and changed our name to ARKONA, Inc.

Certain Risk Factors

         Our short and long-term success is subject to certain risks, many of which are substantial in nature. You should carefully consider the following risk factors, in addition to other information contained in this report as you evaluate us and our business. Any one of these factors could cause actual results of our operations to differ materially from projected results.

We have incurred substantial losses since our inception and may continue to incur losses in the future.
--------------------------------------------------------------------------------
         We recognized a profit for the first time during the year ended March 31, 2004. Prior to that, we had experienced net losses in year period since inception and have an accumulated deficit of approximately $20,345,347 as of March 31, 2004. Although we have projected that we will continue to generate positive cash flow from operations and earn a net profit during the year ended March 31, 2005 and thereafter, those projections assume that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Assuming we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development, financing transactions or other items that may cause our expenses to increase at a faster rate than expected. We may not be able to maintain profitability or increase profitability in the future.

We may require additional capital to continue development of our products and fund our operations.
--------------------------------------------------------------------------------
         Although we believe that we have working capital sufficient to meet our immediate obligations, that belief assumes that we will not experience an unexpected need for cash and will not significantly expand our operations through acquisition or otherwise. We do not have a significant cash reserve, and our cash flow from operations is presently approximately equal to our cash expenditures. If we experience an unexpected need for cash, expand our operations in any significant way or otherwise need additional cash, we expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain that cash. If financing is needed, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to expand our operations, or to continue normal operations, may be limited.


We may be unable to increase the number of customers using our ARKONA Dealer Management Suite product or other future products.
--------------------------------------------------------------------------------
         ADMS product is relatively new to the market, and we are operating in a market where two competitors control 80% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may decide not to purchase our ADMS product at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product, cost cutting by our competitors or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will maintain profitability.


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

Software products tend to evolve rapidly, and our competitors may develop products that are technically superior to our products.
--------------------------------------------------------------------------------
         Our primary product, the ARKONA Dealer Management Suite, is primarily a software product. The software market is recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The rapid evolution of software products requires that we continually improve the performance, features and reliability of our software, particularly in response to competitive offerings by other companies. There can be no assurance that we will be able to respond quickly, cost effectively and sufficiently to these developments.

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

We are dependent upon highly qualified personnel, and the loss of that personnel is a risk to our success.
--------------------------------------------------------------------------------
         We are highly dependent upon the efforts of management and technically skilled personnel, including programmers, installers and engineers, and future performance will depend in part upon our ability to increase sales, manage growth effectively, and to retain the services of our management, our technical staff and sales staff. Competition for management, technical and sales personnel is intense, and we do not have long-term employment agreements with any of our employees. As a result, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

We rely on our  intellectual  property  rights,  and if we are unable to protect these rights, we may face increased competition, and our business may be materially adversely affected.
--------------------------------------------------------------------------------
         We regard our intellectual property, particularly our ARKONA Dealer Management Suite, as critical to our success, and we rely on common law copyright and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. Although each of our employees and consultants is asked to enter into a confidentiality and invention agreement, there can be no assurance that such agreements will be honored or that we will be able to effectively protect our rights to trade secrets and know-how.

         In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We may be required to obtain licenses to intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

We may be subject to claims based upon allegations that our products are defective.
--------------------------------------------------------------------------------
         We have not experienced product liability claims to date. However, our products include programs designed for mission critical applications, creating the risk that the failure or malfunction of our products may result in serious damage or loss and expose us to a claim for damages. Although contract terms limit our exposure, there can be no assurance that a court would not rule those terms to be invalid or unenforceable, or that changes in the law would render those terms void or unenforceable. A successful claim could have a material adverse effect on our operations and finances. Furthermore, the cost of defending against a claim, even successfully, could be material and could have an adverse effect on our results of operations and an adverse effect on the marketing of our products.

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.
--------------------------------------------------------------------------------
         Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

Our management hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.
--------------------------------------------------------------------------------
         Our management owns and has the power to vote approximately 28% of our issued and outstanding common stock. Three additional shareholders have the power to vote approximately 11% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

         In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of that corporation's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's shareholders (excluding the Interested Stockholder). These provisions prohibiting Interested Stockholder transactions could also preserve management's control of the Company.

Obtaining additional capital through the sale of common stock will result in dilution of shareholder interests.
--------------------------------------------------------------------------------
         We may raise additional funds in the future by issuing additional shares of common stock, or securities, such as convertible notes, options or warrants or preferred stock, that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

Our stock price is volatile and subject to manipulation.
--------------------------------------------------------------------------------
         The market price of our common stock, like that of the securities of other small public companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

         o    Manipulation   of  our   stock   price  by   existing   or  future
              shareholders,
         o The purchase or sale of a large number of shares by a single shareholder in a short period of time,
         o    Short  selling  in our  common  stock  in  the  United  States  or overseas,
         o Announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors,
         o The adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally,
         o    Disputes relating to proprietary rights,
         o Publicity regarding actual or potential results relating to product candidates under development by us or a competitor,
         o    Slow acceptance of our products in new or existing markets,
         o A general lack of trust in the financial markets as a result of accounting scandals or for other reasons, and
         o Economic and other external factors, as well as period-to-period fluctuations in financial results.

Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.
--------------------------------------------------------------------------------
         Under our certificate of incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without shareholder approval. This issuance of such preferred stock may dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock.

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

Our common stock is a "low-priced stock" and subject to regulation that limits or restricts the market for our stock.
--------------------------------------------------------------------------------
         Shares of our common stock may be deemed to be "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is a an equity security that:

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

         o In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:
                  o     bid and offer price quotes and volume information;
                  o     the broker-dealer's compensation for the trade;
                  o the compensation received by certain salespersons for the trade;
                  o     monthly accounts statements; and
                  o a written statement of the customer's financial situation and investment goals.

         These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks. These regulatory burdens may severely affect the liquidity and market price for our common stock.

Item 2.  Description of Property

         We own no real property. We currently lease an 11,800 square foot facility located at 10542 South Jordan Gateway, Suite 200, South Jordan, Utah 84005. We conduct all of our corporate, administrative, research and development activities at this facility. The lease of the facility will expire July 31, 2005, and our base monthly lease payment is $20,225 per month. The facilities are in good condition, and we believe they will adequately serve us for at least another year. Because our current facilities are adequate, we do not anticipate any expansion of existing facilities or any acquisition of additional facilities for at least one year.

Item 3.  Legal Proceedings

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Price

         The table below sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported on the OTC Bulletin Board. Our common stock is traded on the OTC Bulletin Board under the symbol ARKN.OB.

         Fiscal Year Ended March 31, 2003                 High           Low
                                                       -----------   ----------
         Quarter ended June 30, 2002                        $0.60         $0.34
         Quarter ended Sept. 30, 2002                       $0.60         $0.20
         Quarter ended Dec. 31, 2002                        $0.44         $0.16
         Quarter ended March 31, 2003                       $0.26         $0.17

         Fiscal Year Ended March 31, 2004
         Quarter ended June 30, 2003                        $0.21         $0.16
         Quarter ended Sept. 30, 2003                       $0.85         $0.10
         Quarter ended Dec. 31, 2003                        $0.83         $0.53
         Quarter ended March 31, 2004                       $0.80         $0.53
--------------------------------------------------------------------------------
         Fiscal Year Ended March 31, 2005
         Quarter ended June 30, 2004 (through June
         21, 2004)                                          $0.71         $0.58
--------------------------------------------------------------------------------

         The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions. The last sale price of our common stock, as reported on the OTC Bulletin Board on June 30, 2004 was $0.65 per share.

Outstanding Shares and Number of Shareholders
---------------------------------------------

         As of June 30, 2004, there were approximately 31,631,823 shares of our common stock issued and outstanding, which were held by approximately 500 holders of record. In addition as of that date, there were issued and outstanding 575,000 shares of Series B Convertible Preferred Stock (convertible into an aggregate of 2,875,000 shares of common stock) which were held by approximately 11 holders of record. We have never declared or paid dividends on any class of our equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         Set forth below is information, as of March 31, 2004, about the number of shares of common stock subject to options, warrants and other rights granted, or that may be granted, under compensation plans adopted by the Company.

                                                                                      Number of securities
                                                                                    remaining available for
                              Number of securities to       Weighted average         future issuance under
                              be issued upon exercise       exercise price of      equity compensation plans
                              of outstanding options,     outstanding options,       (excluding securities
       Plan category            warrants and rights        warrants and rights      reflected in column (a))
---------------------------  -------------------------  -------------------------  --------------------------
                                        (a)                        (b)                        (c)
Equity compensation plans
  approved by security
  holders(1)                         2,760,000                    $0.32                    3,335,000

Equity compensation plans
  not approved by security
  holders(2) Nil Nil Nil

Total                                2,760,000                    $0.32                    3,335,000

         (1) All such options, warrants and rights represent options, warrants and rights granted, or available for grant under our 2001 Stock Incentive Plan.

         (2) Does not includes secondary options with respect to 1,475,000 shares of our common stock granted to our officers, directors and employees by shareholders of the Company. In 1999, certain founding shareholders of our company entered into an agreement with Caldera Holding Company, L.C., an entity which is independent of ARKONA, pursuant to which Calderas was given the right to grant secondary options to third parties with respect to 1,550,000 shares of common stock owned by the founders in order to encourage the development and increased productivity of ARKONA. Under the agreement between Caldera and the founders, the secondary options are required to have an exercise price of $0.30 per share and expire no later than December 31, 2006. Because these options are granted by shareholders of the Company with respect to outstanding stock, upon the exercise of these options, the Company will not receive any proceeds and will not issue any additional shares of common stock.

Recent Sales of Unregistered Securities
---------------------------------------

         We did not offer or sell any unregistered securities during the fiscal quarter ended March 31, 2004.

Item 6.   Management's Discussion and Analysis

Overview

         We primarily develop and sell management software for automobile dealerships. The operating similarities between automobile, marine, RV and powersports dealerships makes our software attractive to marine, RV and powersports dealerships as well. We are currently licensing our management software to marine and RV dealerships and are moving into providing software solutions to dealers of power sports equipment, such as motorcycles, ATVs, snowmobiles and watercraft.

         Our most important product is our ARKONA Dealer Management Suite. The ADMS software is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS software is its ability to run on an ASP model. An ASP model involves the software provider running software and maintaining data at central locations and customers accessing and using the software over the Internet. The ASP model significantly reduces most upfront and ongoing hardware costs for the dealer because the significant processing is done on computers maintained at offsite locations that are maintained by us. The dealer needs only standard personal computers with reliable Internet access. The ASP model also reduces the need for technical computer personnel because the software and related hardware are managed by us at our offsite location. Our ADMS software integrates with most of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connection with the ADMS software, we provide training to employees of the dealers, and for a monthly fee, we provide technical support and regular software updates.

         Our potential customers include new car dealerships and used car dealerships, and we are beginning to pursue dealers of powersports equipment. According to a market study by the National Automobile Dealers Association, the market for automobile dealer management systems is dominated by two major players: Automatic Data Processing Inc. and Reynolds & Reynolds. According to the NADA, ADP and Reynolds together control about 76% of the market for automobile dealer management systems, with ARKONA and Universal Computer Systems and eight other DMS providers sharing the remainder of the market. ADP recently purchased the Automotive Retail Group from EDS and ProQuest's Powersports unit. Both of these acquired companies were competitors to ARKONA.

         ADP and Reynolds are large well-financed organizations; they have good brand recognition, and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant barriers to entry for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources. However, we presently are able to offer a technologically superior product at a price that is substantially lower than the standard pricing of Reynolds, ADP and UCS. We are optimistic that our technology and price advantages will continue and permit us to rapidly expand our customer base.

         We were profitable during FY 2004 for the first time since our inception. Our net income/(loss) increased by $3,556,056, to net income of $1,996,971 for FY 2004, from a net loss of $1,559,085 for FY 2003. Much of the increase in net income was attributable to an income tax benefit of $1,560,000. The increase in net income before the taxes is due primarily to increased sales, increased recurring support charges, decreases in expenses and general increases in efficiency. As explained in greater detail below, we expect our expenses to increase significantly in the coming year as we continue to expand our software development and installation headcount in order to improve our product offering and accelerate growth. As a result of such intended increases in expenses, we do not expect net income to continue to grow at the rate it did during FY 2004 or at the same rate as our expected increases in revenue.

Results of  Operations  for the Fiscal  Years Ended March 31, 2004 and March 31,
2003

         Revenue
         -------

         Revenue increased by $2,293,071 to $5,365,353 for FY 2004 from $3,072,282 for FY 2003. This increase is due to our continued success replacing our competitors' systems with the ADMS. For FY 2004, revenue from ADMS installations increased by $1,230,912, to $2,736,330 or 51% of total revenue for FY 2004, from $1,505,418 or 48% of total revenue for FY 2003. We believe that we will continue to be able to replace our competitors' systems with the ADMS because we believe our system is superior to our competitors' systems and because our improved financial stability gives customers more comfort in our reliability. We believe that our revenues from new installations will continue to grow as we begin providing software solutions to dealers of power sports equipment, such as ATVs, snowmobiles and boats.

         In addition to revenue from new installations, our revenue from recurring monthly services has grown. Revenue from recurring monthly services increased by $1,047,021, to $2,521,716 or 47% of total revenue for FY 2004, from $1,474,695 or 49% of total revenue for FY 2003. This increase in recurring revenue is due to the increase in the size of our installed base. As of the date of this report, our revenue from recurring monthly services is approximately $300,000 per month. We expect revenue from recurring monthly services to continue to grow as a percentage for total revenue in the coming year.

         Revenue from consulting services increased by $15,139 to $107,307 for FY2004 from $92,168 for FY 2003. We provide consulting services when asked by customers, but we do not actively market consulting services because we focus our limited marketing resources on higher margin sources of revenue.

         Operating Expenses
         ------------------

         Operating expenses are comprised of cost of sales; research and development expense; and marketing, general and administrative expense. Operating expenses increased by $290,182, to $4,886,670 for FY 2004, from $4,596,488 for FY 2003. Operating expenses as a percentage of revenue decreased by 59%, to 91% of total revenue for FY 2004, from 150% of total revenue for FY 2003. This decrease in operating expenses as a percentage of revenue resulted primarily from a reduction in cost of sales as a percentage of revenue, decreases in travel expenses, decreases in professional fees, decreases in amortization of intangible assets and the capitalization of a portion of research and development costs. We expect operating expenses to increase during the next twelve months as we continue developing and promoting our products and services. We currently have the capacity to install the ADMS in 10 to 14 dealerships a month. We plan to increase that capacity to 20 or more dealerships a month. We believe the increase in infrastructure necessary to achieve that increase in capacity will be significant and will significantly increase our operating expenses.

         Cost of Sales
         -------------

         Cost of sales increased by $892,948, to $2,424,654 for FY 2004, from $1,531,706 for FY 2003. Cost of sales as a percentage of revenue decreased by 5%, to 45% of total revenue for FY 2004, from 50% of total revenue for FY 2003. The 5% decrease in cost of sales as a percentage of revenue is primarily attributable to increased efficiencies in our installation procedures. An example of the increased efficiencies is how we provide post-installation support. We now dedicate one individual in our support department to be responsible for a new dealership for two to six weeks after an installation. By having a dedicated individual provide post-installation support, we can anticipate many potential problems and solve them before the customer even notices the problem. After the two to six weeks of post-installation monitoring, new customers are transitioned to our regular customer support department. This is an example of how we have made the installation process more efficient and thereby reduced our installation costs.

         To maintain our revenue growth, we are frequently hiring installation and support technicians. To support this growth, we have improved our training programs. A year ago a new technician needed up to six months of training to be effective. With our new training programs our new technicians are able to be effective in half that time. Also, as we grow, our base of experienced installation technicians grows. This growing base of experienced technicians, together with improved training programs and more efficient installation procedures, has resulted in lower cost of sales. Now that we are profitable, we plan to expand our operations more rapidly by hiring more technical support technicians. Because of our expansion plans, we do not expect our cost of sales as a percentage of sales to decrease as it did last year.

         Research and Development Expense
         --------------------------------

         Research and development expense decreased by $134,499, to $501,423 for FY 2004, from $635,922 for FY 2003. The decrease is primarily the result of the capitalization of $252,000 in research and development expenses. Including the capitalized portion, the amount we spent on research and development increased by $117,501 or 18%, to $753,423 for FY 2004, from $635,922 for FY 2003. The increase in the total amount spent on research and development is due primarily to our hiring of additional software developers and a continued focus on research and development. We believe research and development will play an important roll in our future success. Our goal is to keep our software technologically ahead of the competition, and we expect research and development expense to grow in the future.

         Marketing, General and Administrative Expense
         ---------------------------------------------

         Marketing, general and administrative expense decreased by $468,267, to $1,960,593 for FY 2004, from $2,428,860 for FY 2003. The decrease is primarily attributable to decreases in travel expenses, decreases in professional fees, and decreases in amortization of intangible assets. We are committed to minimizing overhead expenses. One way we try to do that is by taking advantage of available technology. We have decreased travel expense by making product presentations primarily via the Internet instead of traveling to the prospective customer's location. The number of onsite visits to one customer have also been dramatically reduced because our sales staff has increasingly presented, negotiated and signed contracts via the Internet and overnight delivery. We expect to continue to improve these technology-based efficiencies as we complete the implementation of an Oracle web conferencing application. This technology will allow us to provide video and sound via the Internet for demonstrations, sales, and training.

         Net Income
         ----------

         We were profitable during FY 2004 for the first time since our inception. Our net income/(loss) increased by $3,556,056, to net income of $1,996,971 for FY 2004 from a net loss of $1,559,085 for FY 2004. Net income per share on a fully-diluted basis increased by $0.12 per share to net income of $0.06 per share on a fully-diluted basis for FY 2004 from a net loss of $0.06 per share on a fully-diluted basis for FY 2003. Much of the increase in net income was attributable to an income tax benefit of $1,560,000. Our net income/(loss) before taxes increased by $1,996,056, to net income before taxes of $436,971 for FY 2004, from a net loss before taxes of $1,559,085 for FY 2004. The increase in net income before the taxes is due primarily to increased sales, increased recurring support charges, decreases in expenses and general increases in efficiency. Because we intend to expand our capacity, we do not expect net income to continue to grow at the rate it did during FY 2004 or at the same rate as our expected increases in revenue.


Liquidity and Capital Resources

         Our liquidity position has significantly improved. Our working capital increased to a $415,264 surplus as of March 31, 2004 from a $711,842 deficit as of March 31, 2003. Our cash and cash equivalents increased to $361,954 as of March 31, 2004 from $18,307 as of March 31, 2003. And our long-term liabilities decreased by $319,674, to $50,000 for FY 2004 from $ 369,674 for FY 2003. Our improvement in financial condition is primarily attributable to increased revenues and profitability.

         We funded our expenses through increased revenues and the issuance of 1,431,789 shares of common stock at an average price of $0.42 per share to 11 outside accredited investors early in FY 2004.

         Cash from operations currently produces enough cash to cover our expenses. Our planned expansion, however, may require cash in excess of that generated from operations. This may require us to issue additional equity securities. We are currently working with a local bank to obtain a line of credit, which, if obtained, would allow us to better manage our cash. We have no commitment from anyone to provide additional capital, but if we require additional capital, we believe we can rely on key shareholders, customers and others for additional equity financing.

         The following table summarizes information about our contractual obligations including long-term debt payments, operating lease payments, capital lease payments, and office lease payments as of March 31, 2004:

                                                                 Less Than
   Contractual Obligations          Total           1 Year       1 - 3 Years    4 - 5 Years    After 5 Years
   -----------------------          -----           ------       -----------    -----------    -------------
Long-term debt                  $      50,000    $      6,000    $    50,000    $         0    $           0
Operating leases                       53,392          53,392              0              0                0
Capital leases                              0               0              0              0                0
Office lease                          331,485         247,632         83,853              0                0
Total contractual obligations    $    434,877    $    301,024    $   133,853    $         0    $           0


Critical Accounting Policies and Estimates

         Management is basing the discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect our future results of operations and cash flows.

         o Revenue Recognition. Revenues from continuing operations are generated from the following activities: software maintenance & support, consulting services and product installation and training. Software maintenance and support are billed on a monthly basis and revenues are recognized in the month that services are rendered. Consulting services revenue is recognized and billed upon completion of customer specified tasks. Installation and training services are stipulated and performed in accordance with a signed contract with the customer. These contracts require customers to pay an upfront non-refundable deposit, which is carried as a liability called Deferred Contract Services on our books. Revenue is recognized throughout the performance of the contract on a percentage of completion basis. We currently sell limited amounts of hardware to customers; however, when we do, we recognize the revenue for hardware sales upon delivery.

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

         o Capitalization of Software Expense. Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed are expensed as research and development. Once technological feasibility is established, costs are capitalized until the product is available for general release to customers. In the last fiscal year we have developed several key stand-alone products that we incorporated into our software as an added value for our customers. In addition to being stand-alone and very significant, they also have an unlimited life. Based upon those and other criteria and factors mentioned above, we determined that capitalization is the appropriate treatment for such additional stand-alone products.

Item 7.   Financial Statements

         The Company's consolidated financial statements and associated notes are set forth following the signature and certification pages on pages number 1
- 15.

Item 8.  Changes  in  and  Disagreement   With  Accountants  on  Accounting  and
         Financial Disclosure.

         None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

         Under the supervision and with the participation of our management, including our principal executive officer, president and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based on this evaluation, our principal executive officer, president and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls Over Financial Reporting
-----------------------------------------------------

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

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

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits.


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    -----------------------------------------------
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

2.2                Agreement and Plan of Merger between the          Incorporated by reference to the Company's
                   Company and ARKONA, Inc. (a Utah corporation)     Quarterly Report on Form 10-QSB filed with
                                                                     the SEC on February 13, 2001, File No. 0-24372

3.1                Certificate of Incorporation, as amended to       Incorporated by reference to the Company's
                   date                                              Quarterly Report on Form   10-Q filed  with
                                                                     the  SEC on August  14, 2003,  File No. 0-24372

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

10.1               2001 Stock Incentive Plan                         Incorporated  by  reference to the Annual
                                                                     Report on Form 10-K SB filed with the SEC
                                                                     on July 9, 2002, File No. 0-24372.

10.2               Master Lease between Parkway Tower, L.L.C.        Incorporated by reference to Annual Report
                   and the Company.                                  on Form 10-KSB filed with the SEC on July
                                                                     14, 2000, File No. 0-24372

10.3               Employment Agreement with Richard Holland         Incorporated    by   reference   to   the
                                                                     Company's Quarterly Report on Form 10-QSB
                                                                     filed with the SEC on November  14, 2000,
                                                                     File No. 0-24372


10.4               Employment Agreement with Blake Nielson           Incorporated    by   reference   to   the
                                                                     Company's Quarterly Report on Form 10-QSB
                                                                     filed with the SEC on November  14, 2000,
                                                                     File No. 0-24372

2.3                Consent of Independent Auditors                   Filed herewith

31.1               Certification of Chief Executive Officer          Filed herewith
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

31.2               Certification of Chief Financial Officer          Filed herewith
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

32.1               Certifications of Chief Executive Officer         Filed herewith
                   pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

32.2               Certifications of Chief Financial Officer         Filed herewith
                   pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         During the quarter ended March 31, 2004, the Company filed a report on Form 8-K dated January 30, 2004 that sets forth information under Item 12, "Results of Operations and Financial Condition."


Item 14.  Principal Accountant Fees and Services

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

                                  ARKONA, INC.


                                  By:       /s/   Alan Rudd
                                         ---------------------------------------
                                            Alan Rudd
                                            Chief Executive Officer

                                  Date:  July 8, 2004
                                         ---------------------------------------

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

                    Signature                                      Title                             Date
                    ---------                                      -----                             ----


    /s/ Alan Rudd                                    Chief Executive Officer and                 July 8, 2004
--------------------------------------------         Director (Principal Executive
    Alan Rudd                                        Officer)


    /s/ Richard Holland                              President, Vice President of                July 8, 2004
--------------------------------------------         Engineering and Director
    Richard Holland


    /s/ Stephen Russo                                Chief Financial Officer                     July 8, 2004
--------------------------------------------         (Principal Financial and
    Stephen Russo                                    Accounting Officer)



    /s/ Bryan Allen                                  Director                                    July 8, 2004
------------------------------------
    Bryan Allen

                                  ARKONA, INC.

                                 March 31, 2004

                          Independent Auditors' Report
                                       and
                              Financial Statements

                                  ARKONA, INC.

                                TABLE OF CONTENTS

                                                                          Page

Independent Auditors' Report............................................... F-1

Balance Sheet March 31, 2004............................................... F-2

Statements of Operations For the Years Ended
  March 31, 2004 and 2003.................................................. F-3

Statements of Stockholders' Equity/(Deficit)
  For the Years Ended March 31, 2004 and 2003.............................. F-4

Statements of Cash Flows For the Years Ended March 31, 2004 and 2003....... F-5

Notes to Financial Statements...................................... F-6 -  F-17

                          Independent Auditors' Report



The Board of Directors and Shareholders
ARKONA, Inc.

We have audited the accompanying balance sheet of ARKONA, Inc., as of March 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARKONA, Inc., as of March 31, 2004, and the results of operations and cash flows for the periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ MANTYLA McREYNOLDS
------------------------------
MANTYLA McREYNOLDS
Salt Lake City, Utah
June 11, 2004


                                  ARKONA, INC.
                                  Balance Sheet
                                 March 31, 2004
ASSETS
Current Assets:
   Cash & cash equivalents - Notes 1 & 2                                      $    361,954
   Accounts receivable, net of allowance of $30,134                                489,602
   Employee advances                                                                41,668
   Prepaid expenses                                                                 11,620
                                                                              ------------
      Total Current Assets                                                         904,844
Property & Equipment, net - Note 6                                                 220,778
Other Assets:
   Deferred tax assets - Note 3                                                  1,560,000
   Deposits - Note 9                                                                79,580
   Goodwill from Ensign purchase (net) - Note 7                                    156,622
   Intangible assets - Note 4                                                      460,818
                                                                              ------------
      Total Other Assets                                                      $  2,257,020
TOTAL ASSETS                                                                     3,382,642
                                                                              ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                           $    157,780
   Accrued liabilities                                                             192,781
   Deferred revenue                                                                139,019
   Current portion long-term debt                                                     --
                                                                              ------------
      Total Current Liabilities                                                    489,580
Long-Term Liabilities:
    Long-term notes payable - Note 15                                               50,000
    Less current portion long-term debt                                               --
                                                                              ------------
      Total Long-Term Liabilities                                                   50,000
                                                                              ------------
         Total Liabilities                                                         539,580
Stockholders' Equity - Notes 8, 11, 13-14
    Preferred stock, $.001 par value; authorized 10,000,000 shares; issued
    and outstanding 575,000 shares                                                     575
    Common stock, $.001 par value; authorized 50,000,000 shares; issued and
    outstanding 31,331,532                                                          31,332
    Additional paid-in capital                                                  23,173,444
    Accumulated unrealized losses on investments                                   (16,942)
    Accumulated deficit                                                        (20,345,347)
                                                                              ------------
      Total Stockholders' Equity                                                 2,843,062
                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  3,382,642
                                                                              ============


                 See accompanying notes to financial statements

                                  ARKONA, INC.
                            Statements of Operations
                   For the Years Ended March 31, 2004 and 2003

                                                 2004           2003
                                            ------------    ------------

Revenues                                    $  5,365,353    $  3,072,282
Operating expenses:
  Cost of Sales                                2,424,654       1,531,706
  Research and development                       501,423         635,922
  Marketing, general and administrative        1,960,593       2,428,860
                                            ------------    ------------
        Total operating expenses               4,886,670       4,596,488
                                            ------------    ------------
        Net Income/(Loss) from Operations        478,683      (1,524,206)
Other Income/(Expense):
     Other income                                   --                 1
     Interest expense                            (41,712)        (34,880)
                                            ------------    ------------
        Total Other Income/(Expense)             (41,712)        (34,879)
                                            ------------    ------------
Net Income/(Loss) Before Taxes                   436,971      (1,559,085)
        Income tax provision (benefit)        (1,560,000)           --
                                            ------------    ------------
Net Income/(Loss)                           $  1,996,971    $ (1,559,085)
                                            ============    ============
Earnings (Loss) per share-Basic             $       0.07    $      (0.06)
                                            ============    ============
Earnings (Loss) per share-Diluted           $       0.06    $      (0.06)
                                            ============    ============
Weighted average number shares-Basic          29,605,856      26,122,740
                                            ============    ============
Weighted average number shares-Diluted        35,044,160      26,122,740
                                            ============    ============




                 See accompanying notes to financial statements



                                  ARKONA, INC.
                  Statements of Stockholders' Equity/(Deficit)
                   For the Years Ended March 31, 2004 and 2003


                                                                                 Addit'l       Accum         Accum        Total
                            Preferred   Preferred      Common        Common     Paid-in     unrealized    Loss Devel   Stockholders'
                             Shares       Stock        Shares        Stock      Capital        Loss          Stage         Equity
                          ------------ ------------ ------------ ------------ ------------ ------------  ------------  ------------
Balance, March 31, 2002                               23,842,798       23,843   20,672,508      (16,942) (20,783,233)    (103,824)
Issued shares for cash
at $0.30 per share                --           --        200,000          200       59,800         --            --          60,000
Issued shares from
warrants for cash at
$0.33 per share                   --           --        303,030          303       99,697         --            --         100,000
Issued shares for cash
at $0.20 per share                --           --      3,890,000        3,890      774,110         --            --         778,000
Issued shares for debt
at $0.20 per share                --           --         39,862         --           --         40,062
Net loss for the twelve
months ended March 31,
2003                              --           --           --           --           --           --      (1,559,085)   (1,559,085)
                          ------------ ------------ ------------ ------------ ------------ ------------  ------------  ------------
Balance, March 31, 2003           --           --     28,435,828 $     28,436 $ 21,645,977 $    (16,942) $(22,342,318) $   (684,847)
Issued stock for cash at
$1.00 per share                575,000          575         --           --        574,425         --            --         575,000
Issued shares to settle
debt at $0.20 and $0.30
per share                         --           --      1,374,415        1,374      316,564         --            --         317,938
Issued shares for cash
at $0.15 to $0.60 per
share                             --           --      1,431,789        1,432      601,468         --            --         602,900
Issued shares for
options exercised at
$0.30 and $0.47 per share         --           --         89,500           90       35,010         --            --          35,100
Net income for  the
twelve months ended
March 31, 2004                    --           --           --           --           --           --       1,996,971     1,996,971
                          ------------ ------------ ------------ ------------ ------------ ------------  ------------  ------------
Balance, March 31, 2004        575,000 $        575   31,331,532 $     31,332 $ 23,173,444 $    (16,942) $(20,345,347) $  2,843,062
                          ============ ============ ============ ============ ============ ============  ============  ============






                 See accompanying notes to financial statements


                                  ARKONA, INC.
                            Statements of Cash Flows
                   For the Years Ended March 31, 2004 and 2003

                                                               2004           2003
                                                           -----------    ------------
Cash Flows from Operating Activities
Net Income/(Loss)                                          $ 1,996,971    $(1,559,085)
Adjustments to reconcile net income to net cash
provided  by  operating activities:
   Depreciation and amortization                               104,684        124,166


   Allowance for Bad debt                                        6,188         17,939
   Deferred income tax                                      (1,560,000)          --
   Decrease (increase) in deposits and prepaid expenses        (77,995)         4,574
   Decrease (increase) in accounts receivable                 (434,523)        73,376
   Increase (decrease)in accounts payable                     (189,509)        85,977
   Increase in deferred revenue                                (33,414)        63,683
   Increase in accrued liabilities                             (51,261)        33,656
                                                           -----------    -----------
                Net Cash Used for Operating Activities        (238,859)    (1,155,714)
Cash Flows from Investing Activities
   Acquisition of property and equipment                      (202,125)       (25,332)
   Software development costs                                 (357,311)          --
                                                           -----------    -----------
                Net Cash Used for Investing Activities        (559,436)       (25,332)
Cash Flows Provided from Financing Activities
Principal increase (decrease) on notes payable                 (71,058)       141,001
Proceeds from issuance of common stock                         638,000        938,062
Proceeds from issuance of preferred stock                      575,000           --
                                                           -----------    -----------
               Net Cash Provided by Financing Activities     1,141,942      1,079,063
                                                           -----------    -----------
                    Net Increase/(Decrease) in Cash            343,647       (101,983)
Beginning Cash Balance                                          18,307        120,290
                                                           -----------    -----------
Ending Cash Balance                                        $   361,954    $    18,307
                                                           ===========    ===========
Supplemental Disclosure Information:
   Cash paid for interest                                  $    41,712    $    34,880
   Cash paid for income/franchise taxes                    $     5,441    $     1,831
   Issued stock for debt                                   $   317,938    $    40,062




                 See accompanying notes to financial statements

                                  ARKONA, INC.
                          Notes to Financial Statements
                                 March 31, 2004

         Note 1   Organization and Summary of Significant Accounting Policies

            (a)  Organization

            ARKONA, Inc. [the Company] was originally incorporated under the laws of the State of Delaware in 1992 as The Thorsden Group, Ltd., for the purpose of seeking and acquiring business opportunities. In October 1997, the Company merged with Arkona, Inc., a Utah corporation (formerly Arkona, LLC), in a reverse triangular merger, accounted for as a purchase. After the merger and until November 1, 2000, the Company continued the business of Arkona, Inc.;
            developing, marketing, and selling software products which incrementally and automatically updated database content, reference documents, and enterprise applications required by organizations with distributed business centers, field professionals, telecommuters, partners, and customers. On March 25, 1999 the Company changed its name to Sundog Technologies, Inc., effective June 10, 1999.

            On February 22, 2001 the Company changed its name to ARKONA, Inc. On November 1, 2000 the Company purchased substantially all the assets of Ensign Information System including its intellectual property. Shortly after the Ensign purchase the Company turned its business focus to the revenue generating products acquired from Ensign. The ultimate success of the Company is dependent on its ability to adequately develop, enhance and market its products.

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

            (c)  Net Income / Loss Per Common Share

            In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share for fiscal period ended March 31, 2003 because their inclusion is antidilutive.

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


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

            (f)  Revenue Recognition

            The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) no. 101,
            "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting principles to revenue transactions. During the course of business the Company recognizes revenue for the following activities: Technical Support, Hardware Sales, Consulting Services, and Installation and Training associated with its Products. Support charges are billed monthly and are recognized as earned and stipulated in contracts with customers. Hardware Sales revenue is recognized when the goods are delivered to the customer. Consulting Services fees are recognized as services are rendered. Product Installation and training revenue is recognized in accordance with terms of each contract, generally on a percentage of completion basis. Advance deposits are deferred and recognized over the life of the contract which is often completed in one month. Components of the Product Installation process include software licensing, training, forms programming, data conversion, and hardware installation.

            (g) Accounts receivable

            Accounts receivable consist of amounts due from the Company's customers. A bad debt reserve has been provided in the amount of $30,134. The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003

         Note 1 Organization and Summary of Significant Accounting Policies [continued]

            (g)  Patents

            The Company has obtained various patents for certain aspects of its products. The costs of obtaining patents are capitalized as incurred and are amortized over estimated useful lives. Amortization is computed on the straight-line method. Two patents have been issued as of March 31, 2004, and are being amortized over seven years (see
            Note 4).

            (h)  Investment in Marketable Securities

            Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities verses current market value. As of March 31, 2004 there are no marketable securities on the books of the Company.

            (i)  Software Costs

            Costs  incurred  to  establish  the  technological   feasibility  of
            software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized until the product is available for general release to customers. Capitalized costs have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products, however with the issuance of Financial Accounting Standards (FAS) 142,"Goodwill and Other Intangible Assets", capitalized software costs are tested for impairment each year along with other intangible assets. If impairment is discovered, the amount of the impairment is written off in that year.

            (j)  Advertising Costs

            Advertising costs of the Company are charged to expense as incurred.

         Note 2   Concentration

            The Company's products and service are primarily designed for customers in the auto dealership industry; however the Company has clients from other industries using its products, such as ATV, Motorcycle, Marine and RV dealerships. In 2004, the Company expanded its market to formally include Powersports. Sales of Company products and services are not limited to any geographic area. If the auto industry environment were to experience significant negative conditions, the Company could also be affected.

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


         Note 2   Concentration [continued]

            The Company maintains cash balances in a financial institution located in Salt Lake City, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2004, the Company had cash in excess of the insured amount at this institution.

         Note 3   Income Taxes

            The Company has temporary differences and loss carryforward amounts as of the balance sheet date. The timing difference multiplied by the estimated tax rate, for the period the temporary differences are expected to reverse, becomes a deferred tax asset or liability.

            Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income.

            The  tax  effects  of  temporary   differences  that  give  rise  to
            significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2004 and 2003, are presented below.

                                                March 31,     March 31,
                                                  2004          2003
                                               -----------   -----------
              Deferred tax assets:
  Allowance for bad debts                      $    11,752   $     9,339
  Net Operating loss carryforward                5,650,113     7,297,388
  Stock Compensation                             2,973,038     2,973,038
                                               -----------   -----------
 Gross deferred tax assets                       8,634,903    10,279,765
   Less valuation allowance                      7,057,603    10,259,818
                                               -----------   -----------
 Deferred tax assets                             1,577,300        19,947

Deferred tax liabilities:
  Property and equipment, principally due to
    differences in                                  17,300        19,947
    depreciation
                                               -----------   -----------
Net deferred tax assets                        $ 1,560,000   $      --
                                               ===========   ===========

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


         Note 3   Income Taxes [continued]

            The components of the provision (benefit) for income tax are as follows:

                                            March 31,      March 31,
                                              2004           2003
                                           -----------    -----------
              Current expense (benefit):
  Federal                                  $      --      $      --
  State                                           --             --
                                           -----------    -----------
Deferred expense (benefit):
  Federal                                   (1,360,000)          --
  State                                       (200,000)          --
                                           -----------    -----------
                                            (1,560,000)          --
                                           -----------    -----------
Total provision (benefit) for income tax   $(1,560,000)   $      --
                                           ===========    ===========

            The allowance has decreased $3,202,215 from $10,259,818 as of March 31, 2004. The decrease in the allowance is based on the weight of available evidence, that it is more likely than not that the deferred tax assets will be realized. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, 2004 will be reported as a reduction of income tax expense from continuing operations.

         Note 4   Intangible Assets

            The Company has applied and been granted patent protection for its proprietary technology relating to Universal Update. The patents were granted on December 7, 1999 and November 20, 2001. Amortization of cost began on December 7, 1999. Amortization expense for each of the years ended March 31, 2004 and 2003 was $0 and $7,760, respectively. Unamortized patent costs, related to continuing operations, as of March 31, 2004, are $27,085.

            As part of the Ensign asset acquisition, see note 7, the Company acquired rights to technology. The original cost of the technology was being amortized on a straight line basis over two years. However, because of the adoption and application of FAS 142, "Goodwill and Other Intangible Assets", the Company determined that the asset does not have a determined life and the asset will no longer be amortized but will be tested annually to determine if impairment has occurred. Based on this analysis, the Company has recorded no impairment charges for the year ending March 31, 2004.

         Note 5   Leases

            The Company had various capital lease agreements collateralized with property and equipment as of March 31, 2003. During the year ended March 31, 2004 the Company paid off the entire remaining balance due on the capital lease agreements.

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


         Note 5   Leases [continued]

            The Company has operating leases for its office facilities which expire at various times through June 2005.

                                               Minimum
                  Year Ending                  Lease Payments
                  3/31/2005                        247,632
                  3/31/2006                         83,853
                                               ------------
                  Total                           $331,485

            Rent expense during the year was $243,892 for 2004 and $244,170 for 2003.

            The Company has also entered two operating leases with IBM for equipment. The terms require payments on a month-to-month basis in the amounts of $3,231 and $1,135. Upon written notice, the Company is able to return or exchange the equipment at its option.

         Note 6   Property and Equipment

            Property and equipment are summarized by major classifications as follows:

                   Asset Class                   Cost          Accumulated          Net         Method/Life
                                                                Depr/Amort         Book
        ----------------------------------- ---------------- ----------------- -------------- ----------------
        Office Furniture                           $102,979         ($62,000)        $40,979  SL/5
        Computer Software                            70,605          (62,680)          7,925  SL/3
        Computer Equipment                          606,258         (447,827)        158,431  SL/3
        Leasehold Improvements                       54,763          (41,320)         13,443  SL/5
                                            ---------------- ----------------- --------------
             Total                                 $834,605        ($613,827)       $220,778
                                            ================ ================= ==============

            The Company acquired approximately $119,674 in computer equipment financed through capital leases. Depreciation expense, including the amortization of assets acquired by capital lease, amounted to $104,684 and $116,406 during the years ended March 31, 2004 and 2003, respectively.

         Note 7   Ensign Goodwill

            On November 9, 2000 the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Ensign Information Systems ("Ensign"). In accordance with the Agreement, the Company issued 1,500,000 shares of common stock for substantially all of the assets of Ensign, including intellectual property. The Company structured the acquisition to be non-dilutive to shareholders. In order to make the transaction non-dilutive, the Company purchased from certain key

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


         Note 7   Ensign Goodwill [continued]

            shareholders 1,740,250 shares of outstanding common stock at a price of $0.02 per share.

            With the acquisition of Ensign, the Company recorded Goodwill of $313,244. Through fiscal year March 2002, the Company had amortized $156,622, or approximately half of the original book balance. In 2003 the Company adopted FAS 142,"Goodwill and Other Intangible Assets". This statement eliminates the amortization of goodwill and requires the Company to test the asset, annually, for impairment. Based on management's analysis and testing for impairment, no adjustment is needed for the year ending March 31, 2004.

         Note 8   Stock Issuances

            Common Stock

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

            On May 2, 2002, the Company issued 200,000 shares of common stock to an individual at $0.30 per share for cash of $60,000. Throughout the rest of the year, 3,890,000 shares of common stock were issued for operating cash at $0.20 per share, or $778,000.

            On June 20, 2002, 303,031 warrants to purchase common stock were exercised at $0.33 per share for $100,000 cash. The proceeds were used to pay operating expenses.

            The Company has issued 200,000 shares of common stock as partial settlement of debt. The shares were recorded at $0.20 per share, which approximates the market value on the date of issuance.

            The Company issued 1,374,415 shares of common stock in settlement of debt. Of these shares, 940,000 were issued to a shareholder/officer of the Company, at $0.20

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


         Note 8   Stock Issuances [continued]

            per share, or $188,000. The other 434,415 shares were issued to professionals at $0.30 per share, or $129,938.

            During the fiscal year ended March 31, 2004, the Company issued stock for cash in the following manner:

                Description                Shares           Per share         Proceeds            Purpose
       ------------------------------- ---------------- ------------------- ------------- ------------------------
       Issued to one individual                100,000               $0.15       $15,000     Operating Capital
       Issued to three individuals              44,667                0.30        13,400     Operating Capital
       Issued to three individuals             875,000                0.40       350,000     Operating Capital
       Issued to one individual                150,000                0.53        79,500     Operating Capital
       Issued to two individuals               245,455                0.55       135,000     Operating Capital
       Issued to one individual                 16,667                0.60        10,000     Operating Capital
                                       ---------------- ------------------- -------------
            Total                            1,431,789     (wtd avg) $0.42      $602,900
                                       ================ =================== =============


            Additionally, the Company issued 89,500 shares of common stock to three shareholders who exercised options during the year. 39,500 shares were exercised at $0.30 per share while the other 50,000 shares were issued at $0.47 per share.

            Preferred Stock

            In an effort to reduce debt and to meet operating cash flow requirements, the Company raised $575,000 by selling 575,000 shares of Series B Preferred shares at $1.00 per share. Each preferred share is convertible to five (5) common shares at the option of the preferred shareholder.

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

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


         Note 8   Stock Issuances-(continued)

            Each Series B Preferred shares has one (1) vote and votes together as a class with common stock except that the Series B Preferred votes alone as a class for (i) any adverse change to the rights, preferences and privileges of the Series B Preferred, (ii) any increase or decrease in the number of authorized Series B Preferred shares.

         Note 9   Deposits

            In conjunction with its facility lease obligations, the Company has placed a security deposit with its landlord. The deposit totals $13,205 for office space as of March 31, 2004. In addition to the deposit for the facitlity, the Company has placed security deposits with IBM for computer systems totaling $66,375.

         Note 10  Liquidity

            The Company has incurred losses from inception to March 31, 2004 amounting to $20,345,347. For the Fiscal Year ended March 31, 2004 the Company generated a pre-tax profit of $436,971. In addition to generating a profit the Company did raise additional cash through private placements totaling $602,900 In the future the Company believes that it will generate sufficient cash flow from operations. Management plans to continue expanding operations. In the event, that cash flow requirements are not met by operations, management intends to raise additional capital through private placement offerings.

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

            All options granted under the 1992 and 1999 stock option plans have expired, been cancelled or been converted into options granted under the 2001 plan except for 115,000 options granted under the 1999 plan with an exercise price of $1.00. Options granted to existing employees under the 1992 and 1999 stock option plans were

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


         Note 11  Stock Option Plans [continued]

            converted to options under the 2001 stock option plan. All of the 115,000 outstanding options granted under the 1999 option plan have vested.

            Through March 31, 2004, there were outstanding a total of 5,270,000 stock options to purchase Company common stock granted under the 2001 Plan, all of which have an exercise price of between $0.20 and $0.70 per share. Options granted under the 2001plan vest over a one to three year period. Of the options granted under the 2001 plan, 2,188,700 have vested as of March 31, 2004.

            Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders' equity, as a result of compensatory stock options is generally amortized to expense over the vesting periods of the underlying stock options. The amount amortized to expense through March 31, 2004 was $5,309,137. Unearned compensation represents the intrinsic value of stock options granted but not yet vested. The Company has no unearned compensation as of March 31, 2004.

            The Company has adopted only the disclosure provisions of FAS 123 "Accounting for Stock Based Compensation" and applies APB Opinion 25 "Accounting for Stock Issued to Employees" to stock options.

            Information on stock options outstanding at March 31, 2004 is summarized as follows:

                                   Number of
           Range of exercise        Options         Average      Weighted Average        Number          Weighted
                prices              Granted      Remaining Life   Exercise Price      Exercisable     Average Price
        --------------------     --------------- --------------- ------------------ ----------------- ---------------
        $           0.20-0.70         5,270,000      93 mos      $            0.38         2,188,700  $         0.38
        $                1.00           115,000      58 mos      $            1.00           115,000  $         1.00
                                 --------------- --------------- ------------------ ----------------- ---------------
                                      5,385,000                  $            1.38         2,303,700  $         1.38

         Note 12  401K Profit Sharing Plan

            The Company has an employee benefit program consisting of a 401K Profit Sharing Plan. The 401K Plan provides for employees to contribute on a pretax basis, employer matching, and a broad portfolio of investment options within the plan to be selected by the employee. Employer matching contributions are made at the sole discretion of management. The Company made no matching contributions during the years ended March 31, 2004 and 2003.

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


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

Note 15   Notes Payable

            The Company has a note payable with an unrelated party in the amount of $50,000. The note has an interest rate of 12% and is unsecured. The principal payments are at the discretion of the company.

                                  ARKONA, INC.
                    Notes to Financial Statements [continued]
                                 March 31, 2003


Note 16   Subsequent Events

            In June, 2004 the Company sold its patents associated with the Universal Update product to an unrelated party for $100,000. As part of the agreement, the Company retained a perpetual license to use the technology in its products.