Form 10KSB/A
period 2004-03-31
ARKONA INC
filed 2004-07-29
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 ON FORM 10-KSB/A

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
                 (Name of small business issuer in its charter)

                            Sundog Technologies, Inc.
                     (Former name of small business issuer)



        DELAWARE                                          33-0611746
----------------------------                   --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
    of incorporation
     or organization)

                           10542 South Jordan Gateway
                               South Jordan, Utah          84095
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $14,621,512. The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of June 30, 2004 was 31,631,823 shares, of which 22,494,634 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No  [X]

         Arkona, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-KSB for the year ended March 31, 2004 filed with the SEC on July 8, 2004 (the "Form 10-K") for the purpose of adding the information required by Part III, Items 9-12 and Item 14 of Form 10-K. The Company intended to incorporate such information by reference from its definitive proxy statement but does not now expect to have its definitive proxy statement completed and filed prior to the applicable deadline. All subsequent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by this Amendment.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

         Certain information with respect to each of the directors of the Company is set forth below.

              Name                        Age                       Position                       Director Since
----------------------------------     -----------    -------------------------------------     ---------------------
Alan Rudd                                  52         Chief Executive Officer, Chairman         January 2000
                                                      of the Board

Richard Holland                            43         President, Director                       November 2000

Bryan Allen                                37         Director                                  August 2000

         The following paragraphs sets forth certain biographical information about each of the foregoing:

         ALAN RUDD joined the Company as Chairman and Chief Executive Officer on January 1, 2000. Rudd brings more than 20 years experience in the computer industry to the Company. From March 1996 to November 1999, Rudd was the Chief Executive Officer of Vinca Corporation, a Utah-based company that provided continuous availability software for Microsoft-, Novell- and IBM-distributed network platforms. In recognition of his achievements at Vinca, Rudd was named Utah's 1999 Entrepreneur of the Year. Vinca was acquired by Legato Systems Inc. of Palo Alto, California (NASDAQ: LGTO) on July 31, 1999.

         In addition to building Vinca Corporation into a market leader, Rudd spent ten years in senior management positions at Novell Inc.. His positions at Novell included Legal Counsel, Regional Manager, Area Director and Vice President of OEM Operations.

         Rudd has a bachelor's degree in business administration and finance and a juris doctorate from Brigham Young University. Following law school, he spent seven years as in-house legal counsel for several corporations, including State Farm Insurance and Prime Computer, before joining Novell and moving into corporate management.

         RICHARD HOLLAND joined the Company as a director and Vice President in November 2000 and has been President of the Company since April 2001. Holland was formerly president and co-founder of Ensign Information Systems and has been designing and developing cutting-edge technology systems for more than 23 years. As co-founder of Ensign, Holland was the chief system architect of their fully integrated business management software that has improved communications within organizations to improve customer relationships and profitability. Before starting Ensign in 1994, Holland was the national sales manager for Cars/Dyatron, a specialist in General Motors dealership software, from 1980 to 1994. Under his leadership, sales increased more than 240% over a two-year period. Prior to working at Cars/Dyatron, he was general manager of Advanced Computer Systems (ACS), the first company to introduce IBM PC-based systems for the automotive dealer industry.

         Holland has a bachelor of science degree in tax accounting and finance from the University of Utah. He is also a Certified IBM Professional.

         BRYAN ALLEN is outside counsel to the Company and has served as director of the Company since August 2000. Allen is a partner at the law firm of Stoel Rives LLP in Salt Lake City, Utah, where he advises clients on corporate, securities, acquisition and other business matters. Prior to joining Stoel Rives LLP in October 2000, Allen was a shareholder at the law firm of Parr Waddoups Brown Gee & Loveless in Salt Lake City, Utah. Allen is presently the Chairman of the Securities Section of the Utah State Bar. Allen received bachelors degrees, summa cum laude, from the University of Utah in economics and Chinese studies, received a masters degree in religion, cum laude, from the Yale Divinity School, and received his Juris Doctorate from Yale Law School.

Executive Officers and Key Employees

         In addition to Messrs. Rudd and Holland, whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officers and key employees of the Company and its subsidiaries:

              Name                        Age                       Position                       Officer Since
----------------------------------     -----------    -------------------------------------     ---------------------
Steve Russo                                46         Vice President of Operations, Chief       February 2000
                                                      Financial Officer

Jeffrey Swain                              46         Vice President of Sales                   February 2000

Blake Nielson                              44         Vice President - Client Services          November 2000

David Jenkins                              48         Vice President - Marketing                March 2000


         STEPHEN L. RUSSO, has been the Vice President of Operations and the Chief Financial Officer of the Company since February 2000. He is a certified public accountant, and his education and experience in accounting and operations span more than 19 years and include expertise in financial system design and implementation with significant experience in SEC disclosure and compliance. From October 1992 to October 1999, Russo served as vice president of operations and chief financial officer of Vinca Corporation. From September 1989 to October 1992, Russo served as president of Merisoft, a high-tech voice recognition company. Russo received a bachelor of science degree from Brigham Young University in accounting.

         JEFFREY L. SWAIN, has been Vice President of Sales for the Company since February 2000. Swain brings more than fourteen years of sales experience in the network computing industry, having served as director of channel sales for Legato Systems, Inc., a leader in enterprise storage management, from January 1998 to February 2000. While at Legato, Swain increased channel sales over 40% in less than six months. From April 1996 to December 1997, he was a Major Market Account Manager for Informix in the Southeastern region. Prior to working at Informix, Swain was the State and Local Government National Sales Manager for Novell from July 1994 to April 1996. He started his career at WordPerfect Corporation, where he served in a variety of positions including Sales Manager for the Washington D.C. region. Swain attended Brigham Young University with an emphasis in Business Management and Psychology.

         BLAKE NIELSON, has been the Vice President--Client Services of the Company since November 2000. Nielson was a founder of Ensign Information Systems and brings over 14 years of experience in client services with other automotive industry related companies. Before becoming part of the Company, Nielson worked as vice president of operations at Ensign Information Systems for 1994 to

November 2000. Before founding Ensign in 1994, Nielson was the regional director of client services for Sunguard Business System beginning in 1992. Prior to Sunguard, Nielson was head of client services at Advanced Computer Systems from 1990 to 1992.

         Nielson has a Bachelor of Science degree from Brigham Young University in Financial Planning and an AS/400 Certified Specialist. He also served on the Internal Revenue Service Technology Committee for one term.

         DAVID D. JENKINS, has been Vice President of Marketing at the Company since March 2000. Prior to joining Arkona, Jenkins managed the multi-million dollar OEM sales relationship with Novell at both Legato and Vinca Corporation. He was instrumental in increasing revenue from Novell during his tenure. Jenkins has also had experience selling software to many large worldwide corporations including US Air, Northwest Airlines, Martin Marietta, Jet Propulsion Laboratories, Luxor Hotel and Casinos and 3Com Corporation.

         Jenkins has a bachelor of science degree from Utah State University in French and history and a masters of business administration from Brigham Young University.

Meetings and Committees

         During the fiscal year ended March 31, 2004, our Board of Directors (the "Board") held 3 formal meetings and met informally on numerous occasions and then approved relevant matters by written consent. All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

         The entire Board, consisting of Alan Rudd, Richard Holland and Bryan Allen, serves as the audit committee of the Company. None of the members of the audit committee satisfy the independence requirements applicable to audit committees of listed companies. In addition, the Board has determined that the audit committee does not have a member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-B. In order to save limited capital over the last several years, the Company has chosen not to expand the size of its Board or offer cash compensation to its directors. The absence of cash compensation makes recruiting persons that are not otherwise interested in the Company more difficult. For these reasons, the Company does not have on its Board a person that would qualify as an audit committee financial expert. Now that the Company has reported net income for a full fiscal year and is preparing for the possibility of applying for listing on the Nasdaq SmallCap Market or the American Stock Exchange, the Company expects to expand its Board to include additional independent directors and, as part of that process, may recruit a person that qualifies as an audit committee financial expert.

         The Company does not presently have a standing nominating committee or compensation committee. The Company does not have a nominating committee charter or a compensation committee charter.

Director Compensation.

         Directors who are not officers of the Company do not receive any regular compensation for their service on the board of directors, and directors who are officers of the Company receive no additional compensation for their service as a director of the Company. Directors are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. See "Certain Relationships and Related Transactions."

         Directors of the Company and its subsidiaries are entitled to participate in the Company's stock incentive plan. During the fiscal year ended March 31, 2004, the Company granted options to purchase 90,000 shares of its Common Stock to Bryan Allen and options to purchase 1,200,000 shares of Common Stock to Richard Holland.

Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that no forms other than the following were delinquent or were not filed during the most recent fiscal year or prior years (to the extent not previously disclosed): Richard Holland, President and director of the Company, has exercised 100,000 options to purchase Common Stock at various times during calendar 2004, and the Company believes Mr. Holland has resold the shares issues upon exercise of such options. Mr. Holland has not filed a Form 4 with respect to such transactions.

Code of Ethics

         The Company has adopted the Arkona Code of Ethics and Conduct, which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934. The Company intends to post the Code of Ethics and Conduct and any amendments to or waivers from the Code Ethics on our website at www.arkona.com.

Item 10.  Executive Compensation

Summary Compensation Table

         The following table summarizes the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, as well as the four most highly compensated executive officers of the Company whose aggregate compensation for the fiscal year ended March 31, 2004 exceeded $100,000 (collectively, the "Named Executive Officers").


                                                                                      Long Term Compensation
                                                                              ------------------------------------
                                           Annual Compensation                Awards                       Payouts
                                           ---------------------------------  ------                       -------
                                                                    Other                    Securities
                                                                    Annual     Restricted    Underlying                  All Other
                                                                   Compen-       Stock        Options/        LTIP        Compen-
Name and                                     Salary      Bonus    sation(1)     Award(s)        SARs         Payouts       sation
Principal Position               Year         ($)         ($)        ($)          ($)            (#)           ($)          ($)
----------------------------- ------------ ----------- ---------- ----------- ------------- -------------- ------------ ------------
Alan Rudd, Chief Executive    03/31/04        215,625         --          --            --        250,000           --         --
Officer and Chairman of the   03/31/03        195,750         --          --            --         70,000           --         --
Board                         03/31/02     221,250(1)         --  323,195(2)            --             --           --         --

Richard Holland, President    03/31/04        172,500         --          --            --      1,200,000           --         --
and Director                  03/31/03        171,250         --          --            --             --           --         --
                              03/31/02        170,000         --          --            --      1,200,000           --         --

Stephen L. Russo, Vice        03/31/04        137,750         --          --            --        100,000           --         --
President of Operations and   03/31/03        136,083         --          --            --         70,000           --         --
Chief Financial Officer       03/31/02        130,000         --          --            --        350,000           --         --

Jeffery Swain, Vice           03/31/04        151,041         --          --            --        100,000           --         --
President of Strategic        03/31/03        151,240         --          --            --         70,000           --         --
Relations                     03/31/02        147,500         --          --            --        275,000           --         --

Blake Nielson, Vice           03/31/04        123,333         --          --            --        250,000           --         --
President of Customer         03/31/03        115,000         --          --            --             --           --         --
Service                       03/31/02        125,249         --          --            --        250,000           --         --

------------------------
(1) Includes $90,000 in salary that was deferred due to a shortage in working capital.

(2) Represents the difference between the purchase price paid by Mr. Rudd, and the fair market value, of shares of Common Stock purchased by Mr. Rudd from the Company. Such shares were acquired upon the conversion of convertible notes. The financing underlying the convertible notes was provided at a time when no other financing was available to meet short term capital needs of the Company.

Option Grants in Last Fiscal Year

         The following table sets forth-individual grants of options to acquire shares of Common Stock made by the Company to the Named Executive Officers during the fiscal year ended March 31, 2004. No SARs were granted to any Named Executive Officer during the fiscal year ended March 31, 2004.


                                      Number of         Percent of Total
                                     Securities        Options Granted to
                                 Underlying Options    Employees in Fiscal
         Name                         Granted                Year              Exercise Price           Expiration Date
------------------------------   ------------------    -------------------     --------------           ---------------
Alan Rudd, Chief Executive
Officer and Chairman of the            250,000                 8%                    $0.20                June 30, 2013
Board

Richard Holland, President and
Director                              1,200,000                41%                   $0.20                June 30, 2013

Stephen L. Russo, Vice
President of Operations and            100,000                 3%                    $0.20                June 30, 2013
Chief Financial Officer

Jeffery Swain, Vice President
of Strategic Relations                 100,000                 3%                    $0.20                June 30, 2013

Blake Nielson, Vice President
of Customer Service                    250,000                 8%                    $0.20                June 30, 2013

(1) Such options become exercisable 40% on 6/30/2004, 30% on 6/30/2005 and the remainder on 6/30/2006.

Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table provides information regarding options held by the Named Executive Officers as of March 31, 2004 and options exercised by them during the year ended March 31, 2004:

                                                         Number of Securities
                                                    Underlying Unexercised Options           Value of Unexercised
                                                                  at                       In-the-money Options at
                        Securities     Aggregate            March 31, 2004                    March 31, 2004(*)
  Name and Position    Acquired on       Value
                         Exercise      Realized       Exercisable   Unexercisable         Exercisable       Unexercisable
  Name and Position        (#)            ($)             (#)              (#)                ($)                ($)
---------------------- ------------- --------------  -------------- ----------------- -------------------- ----------------
Alan Rudd, Chief            -              -          (1)70,000        250,000            (1)25,200           115,000
Executive Officer
and Chairman of the
Board

Richard Holland,         100,000        34,331         320,000        1,380,000            115,200            614,800
President and                                        (1)420,000       (1)180,000         (1)151,200          (1)64,800
Director

Stephen L. Russo,           -              -           35,000          115,000             12,600             51,000
Vice President of                                    (1)520,000                          (1)187,200
Operations and Chief
Financial Officer

Jeffery Swain, Vice         -              -           227,500         197,500             81,900             81,100
President of                                         (1)145,000                           (1)52,200
Strategic Relations

Blake Nielson, Vice         -              -           175,000         325,000             63,000             127,000
President of
Customer Service

* On March 31, 2004, the closing sale price for a share of our Common Stock on the OTC Bulletin Board was $0.66

(1) Represent options to purchase outstanding Common Stock held by key shareholders of the Company. The Company will not be required to issue any additional shares if such options are exercised.

Employment Agreements and Change of Control Arrangements

         In connection with the purchase of the assets of Ensign Information Systems in November 2000, the Company entered into an employment agreement with Richard Holland, currently the President of the Company. Under the employment agreement, Mr. Holland is entitled to receive base compensation of $150,000 per year, a target bonus of $20,000 and such additional compensation as the Board of Directors may deem appropriate. The fixed term of the agreement has expired; however, parts of the agreement, including the confidentiality, noncompetition and invention-ownership provisions, continue to govern Mr. Holland's relationship with the Company.

         In connection with the purchase of the assets of Ensign Information Systems in November 2000, the Company entered into an employment agreement with Blake Nielson, currently the Vice President of Customer Service of the Company. Under the employment agreement, Mr. Nielson is entitled to receive base compensation of $120,000 per year, a target bonus of $20,000 and such additional compensation as the Board of Directors may deem appropriate. The fixed term of the agreement has expired; however, parts of the agreement, including the confidentiality, noncompetition and invention-ownership provisions, continue to govern Mr. Nielson's relationship with the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is certain information, as of March 31, 2004, about the number of shares of Common Stock subject to options, warrants and other rights granted, or that may be granted, under compensation plans adopted by the Company.

                                                                                      Number of securities
                                                                                    remaining available for
                              Number of securities to       Weighted-average         future issuance under
                              be issued upon exercise       exercise price of      equity compensation plans
                              of outstanding options,     outstanding options,       (excluding securities
       Plan category            warrants and rights        warrants and rights      reflected in column (a))
---------------------------  -------------------------  -------------------------  --------------------------
                                        (a)                        (b)                        (c)
Equity compensation plans
  approved by security
  holders(1)(2)                    5,105,000(3)                   $0.30                   3,795,000(3)

Equity compensation plans
  not approved by security
  holders                               Nil                        Nil                        Nil

Total                              5,105,000(3)                   $0.30                   3,795,000(3)

         (1) Other than options with respect to 115,000 shares of Common Stock granted under the Company's 1992 stock option plan (which has been terminated other than with respect to such options), all options, warrants and rights identified in this table represent options, warrants and rights granted, or available for grant under our 2001 Stock Incentive Plan, as amended.

         (2) Does not include secondary options with respect to 1,550,000 shares of our Common Stock granted to our officers, directors and employees by shareholders of the Company. In 1999, certain founding shareholders of our company entered into an agreement with Caldera Holding Company, L.C., an entity which is independent of Arkona, pursuant to which Caldera was given the right to grant secondary options to third parties with respect to 1,550,000 shares of Common Stock owned by the founders in order to encourage the development and increased productivity of Arkona. Under the agreement between Caldera and the founders, the secondary options are required to have an exercise price of $.30 per share and expire no later than December 31, 2006. Because these options are granted by shareholders of the Company with respect to outstanding stock, upon the exercise of these options, the Company will not receive any proceeds and will not issue any additional shares of Common Stock.

Security Ownership Of Certain Beneficial Owners And Management

         The table below sets forth information, as of July 15, 2004 as to each person who beneficially owns more than 5% of our outstanding Common Stock or Series B Preferred Stock, and information as to the ownership of our Common Stock or Series B Preferred Stock by each person serving as a director or Named Executive Officer of the Company as of March 31, 2004 and by all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to this table, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.


                                                                                 Beneficial Ownership of
                                   Beneficial Ownership of Common Stock          Series B Preferred Stock
                                   ------------------------------------    ---------------------------------
                                   Ownership Amount                        Ownership Amount
                                     and Nature of                           and Nature of
                                      Beneficial          Percentage          Beneficial        Percentage
           Name                      Ownership(1)        Ownership(2)        Ownership(1)      Ownership(2)
---------------------------------- ------------------    --------------    -----------------   -------------
      Name and Address of
Executive Officers and Directors
---------------------------------
Alan Rudd  (Chief Executive
Officer and Director)
10542 South Jordan Gateway
South Jordan, Utah   84095           8,170,190(4)          26%(4)              Nil               N/A

Richard Holland (President and
Director)
10542 South Jordan Gateway
South Jordan, Utah   84095           1,420,000(5)         4.5%(5)              Nil               N/A

Bryan Allen (Director)
201 South Main Street
Suite 1100
Salt Lake City, UT  84111              88,000(6)             *                 Nil               N/A

Blake Nielson (VP - Client
Services)
10542 South Jordan Gateway
South Jordan, Utah   84095            528,000(7)            1.6%               Nil               N/A

Stephen Russo ( VP-Operations
and CFO)
10542 South Jordan Gateway
South Jordan, Utah   84095            595,000(8)            1.8%               Nil               N/A

Jeffrey Swain (VP-Sales)
10542 South Jordan Gateway
South Jordan, Utah   84095            412,500(9)            1.3%               Nil               N/A

All officers  and  directors as a
group (8 persons)                     11,498,940           36.7%               Nil               N/A

5% Shareholders
(Who are not Executive Officers
or Directors)

Paul Henriod
1835 Laird Avenue
Salt Lake City, Utah  84108          2,924,240(10)        9.3%(10)             Nil               N/A

Caldera Holdings LLC
36 South State St.
Suite 2000
Salt Lake City, UT 84111             1,550,000(11)        4.9%(11)             Nil               N/A

Larry Battison
PO Box 1465
Duncan, OK  73534                         Nil               N/A              50,000              8.6%

                                                                                 Beneficial Ownership of
                                   Beneficial Ownership of Common Stock          Series B Preferred Stock
                                   ------------------------------------    ---------------------------------
                                   Ownership Amount                        Ownership Amount
                                     and Nature of                           and Nature of
                                      Beneficial          Percentage          Beneficial        Percentage
           Name                      Ownership(1)        Ownership(2)        Ownership(1)      Ownership(2)
---------------------------------- ------------------    --------------    -----------------   -------------
B. Joe Clayton
4600 Clinton Hwy
Knoxville, TN  37912                      Nil               N/A              50,000              8.6%

Chapman Automotive Group
6601 East McDowell Road
Scottsdale, AZ  85257                     Nil               N/A              50,000              8.6%

Donald Ray Herring
4225 W. Plano Parkway
Plano, TX  75093                          Nil               N/A              50,000              8.6%

Anne K. Swope
1100 North Dixie
Elizabethtown, KY  42701                  Nil               N/A              75,000              13%

Robert Woodhouse
2171 S. Hwy 30
Blair, NE  68008                          Nil               N/A              50,000              8.6%

Lance Pittack
Box 546
Blair, NE  68008                          Nil               N/A              50,000              8.6%

Paul Cech
Box 546
Blair, NE  68008                          Nil               N/A              50,000              8.6%

H2 Land Trust
Box 467
Pontiac, IL  61764                        Nil               N/A              75,000              13%

* Indicates the ownership of less than 1% of the outstanding Common Stock.
---------------------------
(1) Beneficial ownership for each person holding options, warrants or other rights exercisable within 60 days of July 15, 2004 has been calculated as though shares of Common Stock or Series B Preferred Stock, as applicable, subject to such options, warrants or other rights were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

(2) The percentage indicated represents the number of shares of Common Stock, together with the number of shares of Common Stock subject to warrants and options to purchase Common Stock exercisable within 60 days held by the indicated person divided by the sum of (a) the number of shares subject to options and warrants to purchase Common Stock exercisable by such shareholder within 60 days of July 15, 2004 and (b) 31,331,532, which is the number of shares of Common Stock issued and outstanding as of July 15, 2004.

(3) The percentage indicated represents the number of shares of Series B Preferred Stock held by the indicated person divided by 575,000, which is the number of shares of Series B Preferred Stock issued and outstanding as of July 15, 2004.

(4) Includes 100,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table, and includes 70,000 options granted to Mr. Rudd by Caldera that are exercisable within 60 days of the date of the table, and includes 940,000 warrants to purchase Common Stock. See "Certain Relationships and Related Transactions."

(5) Includes 800,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table and includes 420,000 options granted to Mr. Holland by Caldera that are exercisable within 60 days of the date of the table. See "Certain Relationships and Related Transactions."

(6) Includes 88,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table.

(7) Includes 275,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table.

(8) Includes 75,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table and includes 520,000 options granted to Mr. Russo by Caldera that are exercisable within 60 days of the date of the table. See "Certain Relationships and Related Transactions."

(9) Includes 267,500 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table and includes 145,000 options granted to Mr. Swain by Caldera that are exercisable within 60 days of the date of the table. See "Certain Relationships and Related Transactions."

(10) Includes warrants to purchase 909,090 shares of Common Stock that are exercisable within 60 days of the date of the table.

(11) Caldera became beneficial owner of such shares pursuant to an agreement with certain founding shareholders of the Company described in this Proxy Statement under the heading "Certain Relationships And Related Transactions." Although Caldera does not have the right to receive any dividends or financial benefits associated with such shares, Caldera is considered the beneficial owner of the shares subject to its agreement with the founding shareholders because it has dispositive power and voting power with respect thereto.

Item 12.  Certain Relationships and Related Transactions

         During the six month ended September 30, 2003, the Company raised $575,000 by selling 575,000 shares of Series B Preferred Stock at $1.00 per share to a group of 13 investors. This group included Larry Battison, B. Joe Clayton, Chapman Automotive Group, Donald Ray Herring, Anne K. Swope, Robert Woodhouse, Lance Pittack, Paul Cech and H2 Land Trust, each of which, following the purchase, beneficially owned 5% or more of the Company's 575,000 outstanding shares of Series B Preferred Stock.

         Each share of Series B Preferred Stock is convertible to five (5) common shares at the option of the preferred shareholder. Each share of Series B Preferred Stock receives the same dividends as Common Stock on an as converted basis. Shares of Series B Preferred Stock carry a liquidation preference equal to the price per share of Series B Preferred Stock, plus accrued and unpaid dividends on each share. In the event of a liquidation, the balance of proceeds is paid to the holders of the Common Stock. A merger, reorganization or other transaction in which control of the Company is transferred is treated as a liquidation. If not earlier converted into Common Stock, shares of Series B Preferred Stock are redeemable with 30 days advance notice at the option of the Company after June 30, 2008. Each share of Series B Preferred Stock has one (1) vote and votes together as a class with Common Stock, except that the shares of Series B Preferred Stock vote separately as a class for (i) any adverse change to the rights, preferences and privileges of the Series B Preferred Stock, (ii) any increase or decrease in the number of authorized shares of Series B Preferred Stock.

         Certain founding shareholders of the Company obtained Common Stock in return for contributions and development of the Company's predecessor, Arkona, L.L.C., which was subsequently merged into the Company. These founding shareholders received a total of 7,000,000 shares of Common Stock and then, collectively, entered into an agreement with Caldera Holding Company, L.C., wherein Caldera was given the right to grant secondary options to third parties with respect to 3,761,500 (subsequently reduced to 1,550,000) of such shares in order to encourage the development and increased productivity of the Company. Holders of the shares underlying the secondary options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to its agreement with the founding shareholders so long as the agreement remains in place. The right of Caldera to grant secondary options expired in January 2003; however, Caldera retains voting power with respect to the underlying shares. The secondary options have an exercise price of $.30 per share and are required to expire prior to December 31, 2006. As an inducement to the officers of Arkona to join the Company, Caldera has granted the following officers the number of secondary options following each of their names: Richard Holland (600,000), Alan Rudd (70,000), Steve Russo (520,000), and Jeff Swain (145,000).

         Bryan Allen, Director, is a partner at the law firm of Stoel Rives LLP. Mr. Allen provides legal services to the Company when, if and as requested by the Company. During each of the fiscal years ended March 31, 2003 and March 31, 2004, Stoel Rives billed the Company for approximately $24,262 and $34,282 respectively in legal services.

         During the 2003 and 2002 fiscal years, Alan Rudd, Chief Executive Officer and director, loaned the Company an aggregate of $150,000 at an interest rate of 12% per annum. Outstanding principal and interest on such loans were convertible into units, comprised of one share of Common Stock and one warrant to purchase Common Stock at an exercise price of $.20 per share during the five-year period following issuance, at a rate of $0.20 per unit. During the fiscal year ended March 31, 2004, Mr. Rudd converted all outstanding principal and interest under such loans into an aggregate of 940,000 shares of Common Stock and 940,000 warrants to purchase Common Stock.

         On July 14, 2004, the Company granted options to purchase Common Stock to the following executive officers: Stephen Russo (105,000), Jeffrey Swain (130,000) and Blake Nielson (100,000). All such options vest 40% on July 14, 2005, 30% on July 14, 2006 and 30% on July 14, 2007, have an exercise price of $0.30 per share and are exercisable at any time prior to July 14, 2014.

Item 14.  Principal Accountant Fees and Services

Independent Auditors

         The Company's independent auditor for the fiscal year ended March 31, 2004 was Mantyla McReynolds, a Professional Corporation ("Mantyla McReynolds").

Audit Fees

         The aggregate fees for professional services rendered by Mantyla McReynolds in connection with its audit of the Company's consolidated financial statements and reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB were $13,194 for the fiscal year ended March 31, 2004 and $13,710 for the fiscal year ended March 31, 2003.

Audit Related Fees

         Except as disclosed under "Audit Fees" above, Mantyla McReynolds did not provide to the Company any audit-related services during the fiscal years ended March 31, 2004 and March 31, 2003.

Tax Fees

         The aggregate fee for tax related professional services rendered by Mantyla McReynolds during the fiscal year ended March 31, 2004 is expected to be approximately $2,190 and the aggregate fee for tax related professional services rendered by Mantyla McReynolds during the fiscal year ended March 31, 2003 was $2,193.

All Other Fees

         Mantyla McReynolds did not provide to the Company any other services during the fiscal years ended March 31, 2004 and March 31, 2003.

Audit Committee Pre-Approval Policies

         The Board, acting as the audit committee, has not established pre-approval policies and procedures that would permit engagement of accountants to render audit or non-audit services without prior approval of the Board. As a result, all engagements of the independent auditors to render audit or not audit services require pre-approval of the Board. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended March 31, 2004 or the fiscal year ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ARKONA, INC.


                                By:       /s/   Alan Rudd
                                     ---------------------------------------
                                         Alan Rudd
                                         Chief Executive Officer


Date: July 28, 2004