Form 10QSB
period 2004-06-30
ARKONA INC
filed 2004-08-16
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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


As of August 13, 2004 there were issued and outstanding 31,631,823 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No  [X]

PART I - Item 1. Financial Statements


                                  ARKONA, INC.
                            Condensed Balance Sheets

                                                     30-Jun-04    31-Mar-04
ASSETS                                              (Unaudited)   (Audited)
                                                  ------------   -----------
   Current Assets
      Cash and cash equivalents                       138,697        361,954
      Accounts receivable, net of allowance           685,950        531,270
      Prepaid expenses                                 13,620         11,620
                                                  -----------    -----------
   Total Current Assets                               838,267        904,844
                                                  -----------    -----------
   Equipment
      Equipment, net of depreciation                  223,999        220,778
   Other Assets
      Deferred tax asset                            3,324,400      1,560,000
      Deposits                                         79,580         79,580
      Other assets, net amortization                  668,396        617,440
                                                  -----------    -----------
   Total Other Assets                               4,072,376      2,257,020
                                                  -----------    -----------
TOTAL ASSETS                                        5,134,642      3,382,642
                                                  ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                                 48,446        157,780
      Accrued liabilities                             111,049        192,781
      Deferred revenue                                 41,564        139,019
      Current portion of long-term debt                  --             --
                                                  -----------    -----------
   Total Current Liabilities                          201,059        489,580
                                                  -----------    -----------
   Long-Term Liabilities
      Current portion of long-term debt                  --             --
      Note payable - related party                     50,000         50,000
                                                  -----------    -----------
   Total Long-Term Liabilities                         50,000         50,000
                                                  -----------    -----------
   Total Liabilities                                  251,059        539,580
                                                  -----------    -----------
   Stockholders' Equity
      Common stock                                     31,524         31,332
      Series B preferred stock                            575            575
      Additional paid in capital                   23,243,203     23,173,444
      Accumulated unrealized loss on investment
          ecurities available for sale                (16,942)       (16,942)
      Retained earnings (deficit)                 (18,374,777)   (20,345,347)
                                                  -----------    -----------
    otal Stockholders' Equity                       4,883,583      2,843,062
                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          5,134,642      3,382,642
                                                  ===========    ===========



              SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                  Unaudited Condensed Statements of Operations


                                           Three Months Ended
                                        30-Jun-04      30-Jun-03
                                      ------------   -------------

Revenues                                 1,800,203       1,103,242

Operating Expenses
  Cost of Sales                            832,089         455,531
  Research and Development                 203,086         130,338
  Marketing, Admin & Sales                 628,893         372,165
                                      ------------    ------------

Total Operating Expenses                 1,664,068         958,034
                                      ------------    ------------

Net Income (Loss) From Operations          136,135         145,208
  Other income                                --              --
  Gain on disposal of asset                 72,915            --
  Interest expense                          (2,880)        (14,273)
                                      ------------    ------------

Net Income (Loss) Before Taxes             206,170         130,935
  Income tax provision                   1,764,400            --
                                      ------------    ------------
Net Income (Loss)                     $  1,970,570    $    130,936
                                      ============    ============



Net Income per share                          0.06            0.01
                                      ============    ============
Weighted average number
Of Shares Outstanding                   31,413,032      28,416,840
                                      ============    ============


Diluted Net Income (Loss) per share           0.06            0.01
                                      ============    ============
Weighted Average Diluted
Shares Outstanding                      35,053,366      28,416,840
                                      ============    ============



              SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                  Unaudited Condensed Statements of Cash Flows


                                                   Three Months Ended
                                                 30-Jun-04     30-Jun-03
                                                ----------    ----------

Cash Flows (used by) Operating Activities:

    Net Income (Loss)                            1,970,570       130,935
    Adjustments to reconcile net income
    to net cash used for operating
    activities:
        Depreciation and Amortization               19,126        23,914
        Amortization of unearned compensation         --            --
        Changes in assets and liabilities:
             Deferred Income Tax                (1,764,400)         --
             Accounts Receivable                  (154,680)     (227,707)
             Prepaid Expenses                       (2,000)         --
             Accounts Payable                     (109,334)     (176,520)
             Deferred contract services            (97,455)      (23,834)
             Accrued Liabilities                   (81,732)       (7,464)
                                                ----------    ----------

Net Cash (Used By) Operating Activities           (219,905)     (280,676)
                                                ----------    ----------

Cash Flows (Used for) Investing Activities:
    Additions to Equipment                         (45,387)       (9,125)
    Other assets                                   (27,915)      (23,357)
                                                ----------    ----------

Net Cash Used for Investing Activities             (73,382)      (32,482)
                                                ----------    ----------

Cash Flows Provided By Financing Activities:
    Proceeds from Issuance of Preferred Stock         --         425,000
    Proceeds from Issuance of Common Stock          69,950          --
    Note Payable                                      --            --
    Loan from officer                                 --           6,500
    Leases                                            --          (1,145)
                                                ----------    ----------

Net Cash Provided By Financing Activities           69,950       430,355
                                                ----------    ----------

Net Increase/(Decrease) in Cash and Cash
Equivalents                                       (223,257)      117,197
                                                ----------    ----------

Beginning Cash Balance                             361,954        18,307
                                                ----------    ----------

Ending Cash Balance                                138,697       135,503
                                                ==========    ==========

              SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                          NOTES TO UNAUDITED CONDENSED

                              FINANCIAL STATEMENTS

Note 1 Basis of Presentation
----------------------------

ARKONA, Inc. (the "Company") has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these unaudited condensed financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

Note 2  Concentration
---------------------

The Company is limited in that its products are currently specifically designed for customers in the auto dealership industry. With minimal development, the Company's products could be customized to meet customer needs in the RV, Marine, ATV and motorcycle markets.We have now entered the powersports market and expect to have a version of our product tailored to powersports this year. Our plan is to move into other vertical markets as soon as development allows. However, sales of Company products and services are not limited to any geographic area. If the industry environment were to experience significant negative conditions, the Company could also be affected.

The Company maintains cash balances in a financial institution located in Orem, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Note 3  Equity
--------------

During the three months ended June 30, 2004, an officer of the Company exercised options to purchase 66,500 shares of stock at an exercise price of $0.30 or $19,950 and the Company sold 125,000 shares of common stock to two accredited investors at $0.40 per share or $50,000. Total proceeds from the sale of stock for the three months ended June 30, 2004 was $69,950.

Note 4  Significant Accounting Policies
---------------------------------------

(a) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 (the "Statement"), "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. At March 31, 2004, the Company had a valuation allowance of $7,057,603. For the three-month period ended June 30, 2004, the valuation allowance has decreased by $1,764,000, resulting in an income tax benefit.

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

(f) Investment in Marketable Securities

Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities versus current market value. The June 30, 2004 unrealized loss on investments of $16,942 is related to securities that have been written off but not disposed.

(g) Software Costs

Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using straight-line methods over the established economic life of the product.

(h) Stock-Based Compensation

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


                                                           Three Months Ended
                                                                30-June
                                                         ------------------------
                                                           2004           2003
                                                         ----------   -----------
Net Income applicable to shareholders (basic
   and diluted) as reported                              $1,970,570   $   130,936
Deduct: stock-based employee compensation
   expense included in reported net loss, net of
    related tax effects                                        --          88,452
Add: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects           --            --
                                                         ----------   -----------

Pro forma net income applicable to shareholders          $1,970,570   $    42,480
                                                         ==========   ===========

Income per common share (basic and diluted):
   As reported                                           $     0.06   $      0.01
                                                         ==========   ===========
   Pro forma                                             $     0.06   $      0.01
                                                         ==========   ===========

(i) Advertising Costs

Advertising costs of the Company are charged to expense as incurred.

Note 5  Sale of Patents
-----------------------

In June 2004, the Company sold its patents associated with the Universal Update product to an unrelated party for $100,000, resulting in a gain of $72,915. As part of the agreement, the Company retained a perpetual license to use the technology in its products.

Item 2.  Management's Discussion and Analysis

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

         Our net income for the three-month period ended June 30, 2004 was $1,970,570 or $0.06 per share, compared to $130,935 or $0.01 per share for the same period in 2003. Of the $1,970,570 in net income for the most recent three-month period, $1,764,400 is attributable to the company recognizing a tax benefit. This quarter represents a substantial improvement in the financial results for the Company and is due to increased sales, increased recurring support sales and increased efficiencies throughout the Company. The primary marketing focus for the coming quarter continues to be establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build end-user solutions and grow sales. As explained in greater detail below, we expect our expenses to increase significantly in the coming year as we continue to expand our software development and installation headcount in order to improve our product offering and accelerate growth. As a result of such intended increases in expenses, we do not expect net income to continue to grow at the rate it did during FY 2004 or at the same rate as our expected increases in revenue.

Results of Operations for the Three Months Ended June 30, 2004 and June 30, 2003

         Revenues for the three-month period ended June 30, 2004 were $1,800,203 compared to $1,103,242 for the same period in the prior year, representing a 63% increase for the three-month period. The increase is attributable to our continued success in replacing our competitor's systems. In the immediate future, we do not see our competitors being able to stop our success replacing their solutions with ours. The combination of our ASP model's cost savings and efficiencies, our product features and capabilities and our paradigm of not locking our customers into long-term contracts make selling against our competitors easy. To date our competitors have had to use their size, market share and our financial position as points to sell against us. However, with our continued growth, a year of profitability behind us and our financial position strengthening every quarter, their selling points are getting weaker. More specifically, the increase in sales is due to increases in the number of installations of ADMS and associated monthly maintenance and support revenue. During the three-month period ending June 30, 2004, we installed our ADMS solution in 32 new car dealerships and 3 used car dealerships. For the same period in 2003, we installed our ADMS solution in 25 new car dealerships and 1 used car dealership.

         In addition, we continue to expand into other markets by making significant inroads into the motorcycle dealership market. To date, we have installed our system in new and used automobile dealerships, motorcycle dealerships, ATV dealerships, RV dealerships and marine dealerships. In addition to new DMS markets, we continue to add significant value to our system through the development of new products. These new products include revenue-generating activities such as credit bureau services, loyalty card programs and ancillary products like our barcode inventory systems. To date, these new activities have not had a significant impact on revenue, but we expect to begin experiencing an increase in revenue from such new products this year.

         Cost of sales totaled $832,089 or 46% of sales for the three-month period ended June 30, 2004 compared to $455,531, or 41% of sales for the same period in 2003. This increase in cost of sales is partially due to our success installing large dealership groups. When large dealership groups come on board, they are given a multiple store discount. In interim periods, in which a relatively large number of installations are multiple store deals, the discount is reflected in the cost of sales computation. During the three-month period ended June 30, 2004, we installed 10, or approximately one third of our installations, in large groups. We plan to continue to expand our operations as rapidly as possible, in part by continuing to hire additional installation technicians. In light of costs associated with this planned expansion and our continued success with large dealership groups, we do not expect our cost of sales as a percentage of sales to continue to decrease as it has in the past.

         Operating expenses totaled $1,664,068 for the three-month period ended June 30, 2004 compared to $958,033 for the same period ended June 30, 2003. The increase is due to expansion being fueled by our profitability. We continue to invest in increasing our installation capacity, our engineering capabilities and our sales staff and marketing opportunities.

         Research and development expense increased from $130,338 for the three-month period ended June 30, 2003 to $203,086 for the same period in 2004. The increase for the current quarter is due to increased head count on our development staff. Research and development is a major part of the planned expansion of our operations mentioned above. We expect this portion of our business to grow not only to meet the demands of our expanding customer base, but also to achieve new product innovation.

         Marketing, administrative and sales expenses increased from $372,164 to $628,893 for the three-month period ended June 30, 2004. Again, we are expanding every area of our business. Marketing and Sales are no exceptions. Each year, approximately 20% of the new car dealerships are at the end of their contracts with their current DMS provider. Our current capacity in marketing and sales allows us to only reach a fraction of those dealers. We are increasing our marketing and sales efforts as quickly as our financial resources will allow. Even though many of our customer contacts are initiated by the dealers themselves, rather than our sales staff, each contact requires someone from our sales department to demo our solutions. As a result, there are numerous dealers each quarter who we are unable to contact because of our limited sales staff.

         We had no interest income during the three-month periods ended June 30, 2004 and 2003. This was due to minimal cash balances maintained in banks.

         We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the ADMS in 10-14 stores per month.

Liquidity and Capital Resources

         At June 30, 2004, we had cash and cash equivalents of $138,697, as compared to cash and cash equivalents of $361,954 as of March 31, 2004.

         In order to meet operating costs during the three months ended June 30, 2004, we relied upon installation revenues, recurring revenues and the issuance of 191,500 shares of common stock at an average price of $0.37 per share. Of such shares, 125,000 were sold to two outside accredited investors at $0.40 per share, and 66,950 were sold in conjunction with the exercise of stock options by a company officer.

         We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with the planned expansion of our installation and development programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue. With respect to our future capital needs, our recurring revenues and revenues from new installations produce enough cash flow in order to cover our costs at historical levels. As a result of the planned expansion of our installation and product development programs, however, we may require capital in excess of that generated from our ongoing operations and may issue additional equity securities in order to raise that capital. In addition, we are currently working with a local bank to secure a line of credit which, if secured, would allow us to smooth out cash flow needs. Unless and until we receive approval on a line of credit, we may need to rely on additional equity financing to smooth out our cash flow. We have no commitments from any parties to provide additional capital but, if additional capital is required, we believe that we can rely on key shareholders, customers and others for additional equity financing.

         The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments and office lease payments, and the periods in which payments are due as of June 30, 2004:

------------------------------   --------   --------   --------   --------   --------
                                           Less Than                         After 5
Contractual Obligations            Total     1 Year    1-3 years  4-5 Years   Years
------------------------------   --------   --------   --------   --------   --------
Long-term debt                   $  6,000          $   $  6,000   $      0   $      0
------------------------------   --------   --------   --------   --------   --------
Operating Leases                  111,579     47,727     63,852          0          0
------------------------------   --------   --------   --------   --------   --------
Capital Leases                          0          0          0          0          0
------------------------------   --------   --------   --------   --------   --------
Office Lease                      236,720    193,680     43,040          0          0
------------------------------   ========   ========   ========   ========   ========
Total Contractual Obligations    $354,299   $241,407   $112,892   $      0   $      0
------------------------------   --------   --------   --------   --------   --------

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

         o Revenue Recognition. Revenues from continuing operations are generated from the following activities: software maintenance & support, consulting services and product installation and training. Software maintenance and support are billed on a monthly basis, and revenues are recognized in the month that services are rendered. Consulting services revenue is recognized and billed upon completion of customer-specified tasks. Installation and training services are stipulated and performed in accordance with a signed contract with the customer. These contracts require customers to pay an upfront non-refundable deposit, which is carried as a liability called Deferred Contract Services on our books. Revenue is recognized throughout the performance of the contract on a percentage of completion basis. We currently sell limited amounts of hardware to customers; however, when we do, we recognize the revenue for hardware sales upon delivery.

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

We may not continue to experience net income in the future.
--------------------------------------------------------------------------------
         Prior to the three-month period ended June 30, 2003, we experienced net losses in each three-month period since inception. Any projection of continued profitability assumes that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Even if we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development or other items that may cause our expenses to increase at a faster rate than expected. We may not be able to maintain profitability or to increase profitability in the future.

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

Item 3.       Controls and Procedures


         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.


         (b) We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements.


                           PART II. OTHER INFORMATION

Item 2.       Changes In Securities And Use Of Proceeds

         During the three months ended June 30, 2004, the Company sold 125,000 shares of common stock to two investors at a purchase price of $0.40 per share or $50,000 in the aggregate.

         The above-described issuance of shares of our common stock was effected in reliance upon the exemptions for sales of securities not involving a public offering set forth in Rule 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investors represented and warranted to us that he was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, sophistication, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that he was acquiring the securities for his own account and not with an intent to distribute such securities; (c) the investors were provided certain disclosure materials regarding the Company and any and all other information requested with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.   Exhibits And Reports On Form 8-K

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 13, 2004 by the undersigned thereunto duly authorized.

                                      ARKONA, Inc.

         August 13, 2004              /s/ Alan Rudd
                                      --------------------------------------
                                      Alan Rudd, Chief Executive Officer


         August 13, 2004              /s/ Stephen Russo
                                      --------------------------------------
                                      Stephen Russo, Chief Financial Officer

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

3.2                Bylaws                                            Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.1                Specimen Stock Certificate                        Incorporated by reference to
                                                                     Company's registration statement on
                                                                     Form 10-SB, File No. 0-24372

4.2                Rights Agreement dated December 22, 2000          Incorporated by reference to the
                                                                     Current Report on form 8-K filed with
                                                                     the SEC on January 18, 2001

10.1               Patent Purchase Agreement                         Filed herewith

                   [Portions of this Exhibit have been omitted  pursuant to Rule
                   24b-2, are filed separately with the SEC and are subject to a confidential treatment request.]

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