Form 10QSB
period 2004-09-30
ARKONA INC
filed 2004-11-15
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _____________



                         Commission File Number 0-24372

                                  ARKONA, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)



        Delaware                                                33-0611746
-------------------------------                             -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.


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


As of November 10, 2004 there were issued and outstanding 32,094,323 shares of the Company's Common Stock, par value $.001 per share.



Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

 PART I - Item 1. Financial Statements

                              ARKONA, INC.
                        Condensed Balance Sheets

                                                    30-Sep-04      31-Mar-04
ASSETS                                             (Unaudited)      (Audited)
                                                  ------------    ------------
   Current Assets
      Cash and cash equivalents                   $    172,732    $    361,954
      Accounts receivable, net of allowance            748,992         531,270
      Prepaid expenses                                     121          11,620
                                                  ------------    ------------
   Total Current Assets                                921,845         904,844
                                                  ------------    ------------
   Equipment
      Equipment, net of depreciation                   260,248         220,778
   Other Assets
      Deferred tax asset                             5,084,756       1,560,000
      Deposits                                          79,580          79,580
      Other assets, net amortization                   617,754         617,440
                                                  ------------    ------------
   Total Other Assets                                5,782,090       2,257,020
                                                  ------------    ------------
TOTAL ASSETS                                      $  6,964,183    $  3,382,642
                                                  ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                                  38,240         157,780
      Accrued liabilities                                 --           192,781
      Deferred revenue                                 119,691         139,019
                                                  ------------    ------------
   Total Current Liabilities                           157,931         489,580
                                                  ------------    ------------
   Long-Term Liabilities
      Current portion of long-term debt                   --              --
      Note payable - related party                      50,000          50,000
                                                  ------------    ------------
   Total Long-Term Liabilities                          50,000          50,000
                                                  ------------    ------------
   Total Liabilities                                   207,931         539,580
                                                  ------------    ------------
   Stockholders' Equity
      Common stock                                      32,054          31,332
      Series B preferred stock                             575             575
      Additional paid in capital                    23,323,737      23,173,444
      Accumulated unrealized loss on investment
         securities available for sale                 (16,942)        (16,942)
      Retained earnings (deficit)                  (16,583,172)    (20,345,347)
                                                  ------------    ------------
   Total Stockholders' Equity                        6,756,252       2,843,062
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  6,964,183    $  3,382,642
                                                  ============    ============

              SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  ARKONA, INC.

                  Unaudited Condensed Statements of Operations

                                            Six Months Ended               Three Months Ended
                                        30-Sep-04       30-Sep-03       30-Sep-04       30-Sep-03
                                      ------------    ------------    ------------    ------------

Revenues                              $  3,539,612    $  2,339,132    $  1,739,409    $  1,235,890

Operating Expenses

  Cost of Sales                          1,713,687         999,470         881,598         543,939

  Research and Development                 490,715         271,502         287,629         141,164

  Marketing, Admin & Sales               1,169,017         777,702         540,124         405,538

                                      ------------    ------------    ------------    ------------
otal Operating Expenses                 3,373,419       2,048,674       3,373,419       2,048,674
                                      ------------    ------------    ------------    ------------


Net Income (Loss) From Operations          166,193         290,458          30,058         145,208

  Other income                                --              --              --              --

  Gain on disposal of asset                 72,915            --              --              --

  Interest expense                          (5,733)        (22,080)         (2,853)         (7,807)
                                      ------------    ------------    ------------    ------------
Net Income (Loss) Before Taxes             233,375         268,378          27,205         137,442

  Income tax provision                   3,528,800            --         1,764,400            --
                                      ------------    ------------    ------------    ------------

Net Income (Loss)                     $  3,762,175    $    268,378    $  1,791,605    $    137,442
                                      ============    ============    ============    ============

Net Income per share                          0.11            0.01            0.05            0.00
                                      ============    ============    ============    ============
Weighted average number
Of Shares Outstanding                   31,953,332      29,660,619      31,993,332      29,660,619
                                      ============    ============    ============    ============

Diluted Net Income (Loss) per share           0.10            0.01            0.01            0.00
                                      ============    ============    ============    ============
Weighted Average Diluted
Shares Outstanding                      35,331,866      30,561,559      35,515,866      2,8416,840
                                      ============    ============    ============    ============



              SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  ARKONA, INC.
                  Unaudited Condensed Statements of Cash Flows

                                                 Three Months Ended
                                              30-Sep-04      30-Sep-03
                                             -----------    -----------
Cash Flows (used by) Operating Activities:

    Net Income (Loss)                        $ 3,762,175    $   268,378

    Adjustments to reconcile net income
      to net cash used for operating
      activities:
        Gain on sale of Asset                    (72,915)          --
        Depreciation and Amortization             45,588         44,601

        Changes in assets and liabilities:
             Deferred Income Tax              (3,524,756)          --
             Accounts Receivable                (217,723)      (335,476)
             Prepaid Expenses                     11,499          1,868
             Accounts Payable                   (119,540)      (243,203)
             Deferred contract services          (19,328)        51,889
             Accrued Liabilities                (192,752)      (264,043)
                                             -----------    -----------

Net Cash (Used By) Operating Activities      $  (327,752)   $  (477,854)
                                             -----------    -----------

Cash Flows (Used for) Investing
Activities:
    Additions to Equipment                       (85,086)       (60,806)
    Proceeds from sale of Patent                 100,000           --
    Other assets                                 (27,085)       (32,090)
                                             -----------    -----------

Net Cash Used for Investing Activities       $   (12,171)   $   (92,896)
                                             -----------    -----------

Cash Flows Provided By Financing
Activities:
    Proceeds from Issuance of Preferred
     Stock                                          --          575,000
    Proceeds from Issuance of Common
     Stock                                       150,701        225,000
    Note Payable                                    --
    Loan from officer                               --           12,853
    Leases                                          --           (2,291)
                                             -----------    -----------

Net Cash Provided By Financing Activities    $   150,701    $   810,562
                                             -----------    -----------

Net Increase/(Decrease) in Cash and Cash
Equivalents                                     (189,222)       239,812
                                             -----------    -----------

Beginning Cash Balance                           361,954         18,307
                                             -----------    -----------

Ending Cash Balance                          $   172,732    $   258,119
                                             ===========    ===========

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

Note 2  Concentration

The Company is limited in that its products are currently specifically designed for customers in the auto dealership industry. For this reason, if the industry environment were to experience significant negative conditions, the Company could also be affected. However, with minimal development, the Company's products could be customized to meet customer needs in the RV, Marine, ATV and motorcycle markets. We have now entered the powersports market and expect to have a version of our product tailored to powersports this year. Our plan is to move into other vertical markets as soon as development allows. However, sales of Company products and services are not limited to any geographic area.

The Company maintains cash balances in a financial institution located in Orem, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Note 3  Equity
During the six months ended September 30, 2004, an officer of the Company exercised options to purchase 66,500 shares of stock at an exercise price of $0.30 or $19,950 and the Company sold 125,000 shares of common stock to two accredited investors at $0.40 per share or $50,000. Total proceeds from the sale of stock for the six months ended June 30, 2004 was $69,950. During the six months ended September 30, 2004, Jeff Swain, resigned as Vice President of Sales and, upon leaving, exercised options to purchase 282,500 shares of common stock. Total proceeds from the sale of those shares was $80,750.

Note 4  Significant Accounting Policies

(a) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 (the "Statement"), "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. At March 31, 2004, the Company had a valuation allowance of $7,057,603. For the three-month period ended June 30, 2004, the valuation allowance has decreased by $3,525,800 resulting in an income tax benefit.

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

                                                           Three Months Ended
                                                                30-June
                                                       --------------------------
                                                           2004          2003
                                                       ------------   -----------
Net Income applicable to shareholders (basic
   and diluted) as reported                            $  3,762,175   $   268,378
Deduct: stock-based employee compensation
   expense included in reported net loss, net of
    related tax effects                                        --            --
Add: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects           --            --
                                                       ------------   -----------

Pro forma net income applicable to shareholders        $  3,762,175   $   268,378
                                                       ============   ===========

Income per common share (basic and diluted):
   As reported                                         $       0.11   $      0.01
                                                       ============   ===========
   Pro forma                                           $       0.11   $      0.01
                                                       ============   ===========

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

Item 2.  Management's Discussion and Analysis

Overview

         We primarily develop and sell management software for automobile dealerships. The operating similarities among automobile, marine, RV and
powersports   dealerships  make  our  software  attractive  to  marine,  RV  and powersports dealerships, as well as automobile dealerships. We are currently licensing our management software to marine and RV dealerships and are moving into providing software solutions to dealers of power sports equipment, such as motorcycles, ATVs, snowmobiles and watercraft.

         Our most important product is our ARKONA Dealer Management Suite ("ADMS"). The ADMS software is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS software is its ability to run on an ASP model. An ASP model involves the software provider running software and maintaining data at central locations and customers accessing and using the software over the Internet. The ASP model significantly reduces most upfront and ongoing hardware costs for the dealer because the significant processing is done on computers maintained at offsite locations that are maintained by us. The dealer needs only standard personal computers with reliable Internet access. The ASP model also reduces the need for technical computer personnel because the software and related hardware are managed by us at our offsite location. Our ADMS software integrates with most of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connection with the ADMS software, we provide training to employees of the dealers, and for a monthly fee, we provide technical support and regular software updates.

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

         ADP and Reynolds are large well-financed organizations; they have good brand recognition, and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant barriers to entry for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources. However, we presently are able to offer a technologically superior product at a price that is substantially lower than the standard pricing of Reynolds, ADP and UCS. We are optimistic that our technology and price advantages will continue to permit us to rapidly expand our customer base.

Results of Operations for the Six-Month and Three-Month Periods Ended September 30, 2004 and September 30, 2003:

         Our net income for the six-month period ended September 30, 2004 was $3,762,175 or $0.10 per share, and our net income for the three-month period ended September 30, 2004 was $1,791,605 or $0.05 per share. Included in net income is the recognition of an income tax benefit of $3,528,800 for the six-months ended September 30, 2004 and $1,764,400 for the three month period ended September 30, 2004. Net income from operations for the six months ended

September 30, 2004 was $166,193, as compared to $290,458 for the same period in 2003. For the three months ended September 30, 2004, net income from operations was $30,058, as compared to $145,249 for the three months ended September 30, 2003. As explained in greater detail below, we expected our expenses to increase in the coming year as we continue to expand in all areas of our business. As a result of such intended increases in expenses, we do not expect net income to continue to grow at the rate it did during FY 2004 or at the same rate as our expected increases in revenue. During the three months ended September 30, 2004, we made a significant commitment to expand our sales capabilities by opening up offices in California, Colorado and Massachusetts. In addition, we increased our installation capacity during the quarter and continue to hire and train installation technicians as quickly as possible. To accommodate our client growth, we added an additional server at our data center that provides us with twice the capacity that its predecessors provided. In addition to increasing our client capacity at the data center, we are currently in the process of implementing high availability in a many-to-many cluster. This high availability implementation will provide additional assurance to our clients that their data is safe and always available.

         We realized significant increases in revenues in the three-month and six-month period ended September 30, 2004. Revenue increased $503,519, from $1,235,890 for the three months ended September 30, 2003 to 1,739,409 for the same period in 2004. This represents a 40% increase. For the six months ended September 30, 2004, revenue was $3,539,612, as compared to $2,339,132 for the six months ended September 30, 2003, representing a $1,200,480, or a 51%, increase from year to year. These increases represent a substantial improvement in revenues for the Company and are primarily due to increased installation sales and continued growth in recurring support sales.

         These sales increases are attributable to our continued success in replacing our competitor's systems. In the immediate future, we do not see our competitors being able to significantly slow down our success replacing their solutions with ours. The combination of our ASP model's cost savings and efficiencies, our product features and capabilities and our paradigm of not locking our customers into long-term contracts contribute to a persuasive sales pitch. We continue to take 5-6 dealerships on average each month from ADP and Reynolds and Reynolds. Those stores we do not succeed in taking from ADP and Reynolds and Reynolds used our pricing to force such competitors to come down substantially in their pricing. Therefore, when we are competing for business with ADP and Reynolds & Reynolds, it is almost always a win for the dealership because they enjoy a substantial price reduction and/or we become their DMS provider.

         Our marketing efforts continue to focus on establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build superior end-user solutions and grow sales.

         Cost of sales totaled $1,713,687, or 48% of sales for the six-month period ended September 30, 2004, compared to $999,470 or 42% of sales for the same period in 2003. For the three-month period ended September 30, 2004, cost of sales totaled $881,598 or 50% of sales, compared to $ 543,939 or 44% of sales for the same period in 2003. The increase in cost of sales as a percentage of sales is partially due to our success installing large dealership groups. When large dealership groups come on board, they are given a multiple store discount, which decreases the margin on those installations. Another reason for the increase in cost of sales is due to our focus on customer service. We now have specialized consultants that occasionally work on installation; however their primary focus is to make sure that after an install, new customers have a specific individual or liaison within the company. As a result, for the 6 - 12 weeks following an installation new customers have a direct support contact to assist them. We have also discovered that the demand for training long after the installation is complete is increasing. Now that a large number of dealerships have been on our system for at least a year, they are needing new employee training due to turn over in the dealership. Training and our post install specialist impact our cost of sales because the margins on those activities are smaller than the margins on installation. As we expand our operations we will maintain a priority on customer service. In light of costs associated with this planned expansion and our continued focus on customer service, we do not expect our cost of sales as a percentage of sales to continue to decrease in the foreseeable future.

         Operating expenses, not including cost of sales, totaled $1,659,732 for the six-month period ended September 30, 2004, compared to $1,049,204 for the same period in 2003. Operating expenses, not including cost of sales, totaled $827,753 for the three-month period ended September 30, 2004, compared to $546,702 for the same period in 2003. The increase is due to expansion being fueled by our profitability. We continue to invest in increasing our installation capacity, our engineering capabilities and our sales staff and marketing opportunities. Almost every area of the business has grown significantly in the past year.

         Research and development expense nearly doubled, increasing from $271,502 for the six months ended September 30, 2004 to $490,715 for the same period in 2003. For the three months ended September 30, 2004 Research and Development more than doubled, with expenses growing from $141,164 in 2003 to 287,629 in 2004. The increases are a result of increased head count of our development staff. In order for us to stay on top technologically, we need to continue to increase our development efforts. We expect this portion of our business to grow not only to meet the demands of our expanding customer base, but also to achieve new product innovation.

         Marketing, administrative and sales expenses increased from $777,702 for the six months ended September 30, 2003 to $1,169,017 for the six-months ended September 30, 2004, and from $405,538 for the three months ended September 30, 2003 to $540,124 for the three months ended September 30, 2004. As mentioned above, we have significantly increased our sales capacity by opening offices in California, Colorado and Massachusetts. Each year, approximately 20% of the new car dealerships are at the end of their contracts with their current DMS provider and are, therefore, able to move to a new DMS. Even with the recent increases in sales capacity, we are only able to reach a fraction of those dealers.

         We had no interest income during the six-month periods ended June 30, 2004 and 2003. This was due to minimal cash balances maintained in banks.

         We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the ADMS in 10-14 stores per month.

Liquidity and Capital Resources

         At September 30, 2004, we had cash and cash equivalents of $172,732 as compared to cash and cash equivalents of $361,954 as of March 31, 2004.

         In order to meet operating costs during the six months ended September 30, 2004, we relied upon installation revenues and recurring revenues. We issued 282,500 shares of common stock associated with the resignation and subsequent option exercise by Jeff Swain, our former Vice President of Sales. Proceeds from the issuance of Mr. Swain's stock was approximately $150,000. In addition, we issued 125,000 shares of stock sold to two qualified investors at $0.40 per share during the three-month ended June 30, 2004.

         We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with the planned expansion programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue. With respect to our future capital needs, our recurring revenues and revenues from new installations produce enough cash flow in order to cover our costs at historical levels. As a result of the planned expansion of our installation and product development programs, however, we may require capital in excess of that generated from our ongoing operations and may issue additional equity securities in order to raise that capital. In addition, we are currently working with a local bank to secure a line of credit which, if secured, would allow us to smooth out cash flow needs. Unless and until we receive approval on a line of credit, we may need to rely on additional equity financing to smooth out our cash flow. We have no commitments from any parties to provide additional capital but, if additional capital is required, we believe that we can rely on key shareholders, customers and others for additional equity financing.

         The following table discloses aggregate information about our contractual obligations including long-term debt, operating lease payments and office lease payments, and the periods in which payments are due as of September 30, 2004:

--------------------------------------- --------------- ----------- -------------- ------------- -------------
       Contractual Obligations              Total       Less Than     1-3 years     4-5 Years      After 5
                                                          1 Year                                    Years
--------------------------------------- --------------- ----------- -------------- ------------- -------------
Operating Leases                               108,814      38,818         69,996             0             0
--------------------------------------- --------------- ----------- -------------- ------------- -------------
Capital Leases                                       0           0              0             0             0
--------------------------------------- --------------- ----------- -------------- ------------- -------------
Office Lease                                   174,160     131,120         43,040             0             0
--------------------------------------- =============== =========== ============== ============= =============
Total Contractual Obligations                $ 288,971   $ 169,938      $ 119,036           $ 0           $ 0
--------------------------------------- --------------- ----------- -------------- ------------- -------------

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

         o Capitalization of Software Expense. Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed are expensed as research and development. Once technological feasibility is established, costs are capitalized until the product is available for general release to customers. In the last fiscal year, we have developed several key stand-alone products that we incorporated into our software as an added value for our customers. In addition to being stand-alone and very significant, they also have an unlimited life. Based upon those and other criteria and factors mentioned above, we determined that capitalization is the appropriate treatment for such additional stand-alone products.

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

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.
--------------------------------------------------------------------------------
         We are highly dependent upon the efforts of management and technically skilled personnel, including programmers, installers and engineers, including, in particular, our President, Richard Holland, who engineered our ARKONA Dealer Management Suite, and Alan Rudd, our Chief Executive Officer. Our future performance will depend in part upon our ability to increase sales, manage growth effectively, and retain the services of our management, our technical staff and sales staff. Competition for management, technical and sales personnel is intense, and we do not have long-term employment agreements with any of our employees. As a result, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

We rely on our  intellectual  property  rights,  and if we are unable to protect these rights, we may face increased competition, and our business may be materially adversely affected.
--------------------------------------------------------------------------------
         We regard our intellectual property, particularly our ARKONA Dealer Management Suite, as critical to our success, and we rely on copyright and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties. Although each of our employees and consultants is asked to enter into a confidentiality and invention agreement, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to trade secrets and know-how.

Third-party claims that we infringe upon their intellectual property rights could be costly to defend or settle.
--------------------------------------------------------------------------------
         Litigation regarding intellectual property rights is common in the software industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Third parties may bring claims of infringement against us, which may be with, or without, merit.

         We could be required, as a result of an intellectual property dispute, to do one or more of the following:

         o cease selling, incorporating or using products or services that rely upon the disputed intellectual property;

         o obtain from the holder of the intellectual property right a license to sell or use the disputed intellectual property, which license may not be available on reasonable terms;

         o    redesign   products  or   services   that   incorporate   disputed
              intellectual property; or

         o pay monetary damages to the holder of the intellectual property right.

The occurrence of any of these events could result in substantial costs and diversion of resources or could severely limit the services we can offer, which could seriously harm our business, operating results and financial condition.

         In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.


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

Our management hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.
--------------------------------------------------------------------------------
         Our management owns and has the power to vote approximately 28% of our issued and outstanding common stock. Three additional stockholders have the power to vote approximately 11% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

Our stockholder rights plan and certain provisions in the Delaware corporate law may permit our board to block a takeover attempt and adversely affect the value of our common stock.
--------------------------------------------------------------------------------
         Our board of directors adopted a stockholder rights plan, and declared a dividend of an associated right, which are expected to have the effect of deterring any takeover of the Company that is not preceded by board approval of the proposed transaction. The existence of such stockholder rights plan may deter potential tender offers for our common stock or other acquisition offers and may have the effect of delaying or preventing a change of control.

         In addition, the Delaware General Corporation Law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation on the one hand and another company which is, or is an affiliate of, a beneficial holder of 15% or more of such corporation's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's stockholders (excluding the Interested Stockholder). These provisions prohibiting Interested Stockholder transactions could also preserve management's control of the Company.

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

Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.
--------------------------------------------------------------------------------
         Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. Our Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without stockholder approval. This issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock.

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

Item 3.       Controls and Procedures


         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.


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

Item 6.   Exhibits

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 15, 2004 by the undersigned thereunto duly authorized.

                                ARKONA, Inc.

November 15, 2004               /s/ Alan Rudd
                                ----------------------------------------
                                Alan Rudd, Chief Executive Officer


November 15, 2004               /s/ Stephen Russo
                                ----------------------------------------
                                Stephen Russo, Chief Financial Officer


                                  EXHIBIT INDEX


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------
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