Form 10QSB
period 2004-12-31
ARKONA INC
filed 2005-02-14
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004

                                       OR

[ ]      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  for  the  transition   period  from   _____________   to
         -------------

                         Commission File Number 0-24372

                                  ARKONA, Inc.
        -----------------------------------------------------------------
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

As of February 1, 2005, there were issued and outstanding 32,144,323 shares of the Company's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

 PART I - Item 1. Financial Statements

                                  ARKONA, INC.

                            Condensed Balance Sheets
                                                      31-Dec-04      31-Mar-04
                                                     (Unaudited)     (Audited)
                                                     ------------    ------------
ASSETS
       Current Assets
             Cash and cash equivalents               $    268,123    $    361,954
             Accounts receivable, net of allowance        777,661         531,270
             Prepaid expenses                              15,121          11,620
                                                     ------------    ------------
       Total Current Assets                             1,060,905         904,844
                                                     ------------    ------------

       Equipment net of depreciation                      261,060         220,778

       Other Assets
              Deferred tax assets                       6,853,200       1,560,000
              Deposits                                     79,580          79,580
              Other assets, net of amortization           802,454         617,440
                                                     ------------    ------------
        Total Other Assets                              7,735,234       2,257,020
                                                     ------------    ------------
TOTAL ASSETS                                         $  9,057,199       3,382,642
                                                     ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
       Current Liabilities
              Accounts payable                             13,204         157,780
              Accrued liabilities                         188,465         192,781
              Deferred contract services                   89,592         139,019
                                                     ------------    ------------
        Total Current Liabilities                         291,261         489,580
                                                     ------------    ------------

        Note payable - related party                       50,000          50,000

                                                     ------------    ------------
        Total Liabilities                                 341,261         539,580
                                                     ------------    ------------

       Stockholders' Equity
              Common stock                                 32,094          31,332
              Series B preferred stock                        575             575
              Additional paid in capital               23,345,249      23,173,444
             Accumulated unrealized loss on
               investment securities for sale             (16,942)        (16,942)
             Retained earnings (deficit)              (14,645,038)    (20,345,347)
                                                     ------------    ------------
        Total Stockholders' Equity                      8,715,938       2,843,062
                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        9,057,199       3,382,642
                                                     ============    ============

              See notes to condensed unaudited financial statements

                                  ARKONA, INC.
                  Unaudited Condensed Statements of Operations

                                     Nine Months Ended              Three Months Ended
                                 31-Dec-04       31-Dec-03       31-Dec-04       31-Dec-03
                               ------------    ------------    ------------    ------------
Revenues                       $  5,430,884    $  3,632,678    $  1,891,272    $  1,308,546
Operating Expenses
 Cost of sales                    2,436,535       1,583,646         722,848         584,176
 Research and development           744,493         267,751         253,778         146,249
 Marketing, admin & sales         1,905,930       1,382,513         736,913         454,811
                               ------------    ------------    ------------    ------------

Total Operating Expenses          5,086,958       3,233,910       1,713,539       1,185,236
                               ------------    ------------    ------------    ------------

Net Income From Operations          343,926         398,768         177,733         123,310
                               ------------    ------------    ------------    ------------

 Other income                          --              --              --              --
 Gain on disposal of asset           72,915            --              --              --
 Interest expense                    (9,732)        (28,606)         (4,000)         (6,526)
                               ------------    ------------    ------------    ------------

Net Income Before Taxes             407,109         370,162         173,733         116,784
                               ------------    ------------    ------------    ------------

 Income tax benefit               5,293,200            --         1,764,400            --
                               ------------    ------------    ------------    ------------
Net Income
                                  5,700,309         370,162       1,938,133         116,784
                               ============    ============    ============    ============


Net Income Per Share           $       0.18            0.01    $        .06    $       --
                               ============    ============    ============    ============

Weighted Average Number Of
Shares Outstanding               32,003,421      28,956,208      32,094,323      29,435,837
                               ============    ============    ============    ============

Diluted Net Income Per Share   $       0.16    $       0.01    $       0.05    $       --
                               ============    ============    ============    ============

Weighted Average Diluted
Shares Outstanding               35,803,844      31,531,585      35,894,746      32,111,214
                               ============    ============    ============    ============

              See notes to condensed unaudited financial statements

                                  ARKONA, INC.
                  Unaudited Condensed Statements of Cash Flows

                                                  Nine Months Ended
                                              31-Dec-04     31-Dec-03
                                             -----------    -----------
Cash Flows (Used) / Provided by
   Operating Activities:
  Net income                                 $ 5,700,309    $   370,162
 Adjustments  to reconcile  net income
 to net cash (used) provided by Operating
 Activities:
 Gain on sale of asset                           (72,915)          --
 Depreciation and amortization                    80,575         62,366

 Changes in assets & liabilities:
   Deferred income tax benefit                (5,293,200)          --
   Accounts receivable                          (246,391)      (225,491)
   Prepaid expense                                (3,501)       (22,761)
   Accounts payable                             (144,576)      (218,940)
   Accrued liabilities                            (4,316)       (27,206)
   Deferred contract services                    (49,427)      (160,075)
                                             -----------    -----------
Net Cash (Used) By Operating Activities      $   (33,442)   $  (221,945)
                                             -----------    -----------

Cash Flows (Used) / Provided for
   Investing Activities:
  Additions to equipment                        (112,633)       (75,100)
  Proceeds from the sale of patent               100,000           --
  Additions to other assets                     (198,456)      (342,201)
                                             -----------    -----------
Net Cash (Used) for Investing Activities     $  (211,089)   $  (417,301)
                                             -----------    -----------

Net Cash Provided By Financing Activities:
 Proceeds from issuance of
  referred stock
 p                                                  --          575,000
 Proceeds from issuance of
  common stock                                   150,700        541,890
 Note payable                                       --         (129,939)
 Loan from related party                            --         (179,202)
 Leases                                             --          (51,992)
                                             -----------    -----------
Net Cash Provided By Financing Activities:   $   150,700    $   755,757
                                             -----------    -----------

Net Increase / (Decrease) In Cash
And Cash Equivalents                         $   (93,831)   $   116,512
                                             -----------    -----------
Beginning Cash Balance                           361,954         18,307
                                             -----------    -----------
Ending Cash Balance                          $   268,123    $   134,818
                                             ===========    ===========

              See notes to condensed unaudited financial statements

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

Note 2  Concentration

The Company is limited in that its products are currently specifically designed for customers in the auto dealership industry. For this reason, if the industry environment were to experience significant negative conditions, the Company would also be affected. However, the Company's products can meet customer needs in the RV, Marine, ATV and motorcycle markets. We now have a small number of customers in the marine and RV markets and are moving into providing a tailored software solution to dealers of power sports equipment, such as motorcycles, ATVs, snowmobiles and personal watercraft. Our plan is to move into other vertical markets as soon as development allows. However, sales of Company products and services are not limited to any geographic area.

The Company maintains cash balances in a financial institution located in Orem, Utah. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Note 3  Equity
During the nine months ended December 31, 2004, an officer of the Company exercised options to purchase 66,500 shares of stock at an exercise price of $0.30 or $19,950 and the Company sold 125,000 shares of common stock to two accredited investors at $0.40 per share or $50,000. Total proceeds from the sale of stock for the nine months ended December 31, 2004 was $150,700. During the nine months ended December 31, 2004, Jeff Swain, resigned as Vice President of Sales and, upon leaving, exercised options to purchase 282,500 shares of common stock. Total proceeds from the options exercised was $80,750.

Note 4  Significant Accounting Policies

(a) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 (the "Statement"), "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. At March 31, 2004, the Company had a valuation allowance of $7,057,603. For the nine-month period ended December 31, 2004, the valuation allowance has decreased by $ 5,293,200 resulting in an income tax benefit.

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

(f) Investment in Marketable Securities

Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. The unrealized loss is based on the original cost of the securities versus current market value. The December 31, 2004 unrealized loss on investments of $16,942 is related to securities that have been written off but not disposed.

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


                                                           Nine Months Ended
                                                             31-December
                                                       ------------------------
                                                          2004         2003
                                                       ----------   -----------
Net Income applicable to stockholders (basic
   and diluted) as reported                            $5,700,309   $   370,162
Deduct: stock-based employee compensation
   expense included in reported net loss, net of
    related tax effects                                      --            --
Add: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects         --            --
                                                       ----------   -----------

Pro forma net income applicable to stockholders        $5,700,309   $   370,162
                                                       ==========   ===========

Income per common share (basic and diluted):
   As reported                                         $     0.16   $      0.01
                                                       ==========   ===========
   Pro forma                                           $     0.16   $      0.01
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

Item 2.  Management's Discussion and Analysis

Overview

         We primarily develop and sell management software for automobile dealerships. The operating similarities among automobile, marine, RV and power sports dealerships make our software attractive to marine, RV and power sports dealerships, as well as automobile dealerships. We are currently licensing our management software to marine and RV dealerships and are moving into providing software solutions to dealers of power sports equipment, such as motorcycles, ATVs, snowmobiles and watercraft.

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

         Our potential customers include new car dealerships and used car dealerships, and we are beginning to pursue dealers of power sports equipment. According to a market study by the National Automobile Dealers Association, the market for automobile dealer management systems is dominated by two major players: Automatic Data Processing Inc. and Reynolds & Reynolds. According to the NADA, ADP and Reynolds together control about 76% of the market for automobile dealer management systems, with ARKONA and Universal Computer Systems and eight other DMS providers sharing the remainder of the market. ADP recently purchased the Automotive Retail Group from EDS and ProQuest's Power sports unit. Both of these acquired companies were competitors to ARKONA.

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

Results of Operations for the Nine-Month and Three-Month periods Ended December 31, 2004 and December 31, 2003:

         Net income for the nine-month period ended December 31, 2004 was $5,700.309, or $0.18 per share, and net income for the three-month period ended December 31, 2004 and $1,938,133, or $0.06 per share. Included in net income is the recognition of an income tax benefit of $5,293,200 for the nine-month period ended December 31, 2004 and $1,764,400 for the three-month period ended December 31, 2004. Net income from operations for the nine months ended December 31, 2004 was $407,109, as compared to $370,162 per share for the same period in 2003. For the three months ended December 31, 2004, net income was $173,733, compared to $116,784 for the three months ended December 31, 2003. As explained in greater detail below, we expect our expenses to increase in the coming year as we continue to expand all areas of our business. As a result of such intended increases in expenses, we do not expect net income to continue to grow at the rate it did during FY 2004 or at the same rate as our increases in revenue.
During the three months ended September 30, 2004 we made a significant commitment to expand our sales capabilities by opening up offices in California, Colorado and Massachusetts. With a quarter under their belt, our new sales offices are beginning to have an impact. For the quarter ended December 31, 2004, the efforts of these new sales offices paid dividends in the form of enlarging the sales funnel and back-log. We currently have installations
scheduled  as  far  out  as  June  2005.  As  usual,   increases  in  number  of
installations will require additional increases in the number of installation technicians and support technicians. To accommodate our client growth, during the quarter ended September 30, 2004, we added an additional server at our data center. We also implemented high availability in a many-to-many cluster. This high availability implementation will provide additional assurance to our clients that their data is safe and always available. In the nine months ended December 31, 2004, we brought on 74 new automobile dealerships, 9 used automobile dealerships and 4 power sports dealerships. In the three month period ended December 31, 2004 we brought on 30 new automobile dealerships, or 40% of the new car installations for the year, 4 used automobile dealerships and 1 power sports dealership.

         We realized significant increases in revenues for the three-month and nine-month periods ended December 31, 2004. Revenue increased $582,726, from $1,308,546 for the three months ended December 31, 2003 to $1,891,272 for the same period in 2004. This represents a 45% increase. For the nine months ended December 31, 2004, revenue was $5,430,884, compared to $3,632,678, representing a $1,798,206 or a 50% increase over the same period in 2003. These increases represent a substantial improvement in revenues for the Company and are primarily due to increased installation sales and recurring support sales.

         These sales increases are attributable to our continued success in replacing our competitors' systems. In the immediate future, we expect to continue to expand the number of new installations and our recurring revenue. The combination of our ASP model's cost savings and efficiencies, our product features and capabilities and our paradigm of not locking our customers into long-term contracts contribute to a persuasive sales pitch. We continue to take 5-6 dealerships on average each month from ADP and Reynolds and Reynolds. Those stores we do not succeed in taking from ADP and Reynolds and Reynolds used our pricing to force such competitors to come down substantially in their pricing. Therefore, when we are competing for business with ADP and Reynolds and Reynolds, it is almost always a win for the dealership because they enjoy a substantial price reduction and/or we become their DMS provider.

         Our marketing efforts continue to focus on establishing our identity in the marketplace and building a secure platform for future growth, including recruiting the key personnel and business partners required to build superior end-user solutions and grow sales.

         Cost of sales totaled $2,436,535, or 45% of sales, for the nine-month period ended December 31, 2004 compared to $1,583,646, or 44% of sales, for the same period in 2003. For the three month period ended December 31, 2004, cost of sales totaled $722,848, or 45% of sales, compared to $584,176, or 45% of sales, for the same period in 2003. The increase in cost of sales for the nine months ended December 31, 2004 as a percentage of sales is partially due to our success installing large dealership groups. When large dealership groups come on board, they are given a multiple store discount, which decreases the margin on those installations. Another reason for the increase in cost of sales is due to our increased focus on customer service. We now have specialized consultants that occasionally work on installations; however, their primary focus is to make sure that after an installation, new customers have a specific individual or liaison within the company. As a result, for the 6 - 12 weeks following an installation, new clients have a direct support contact to assist them. We have also discovered that the demand for training long after the installation is complete is increasing. Now that a large number of dealerships have been on our system for at least a year, they often need new employee training due to turnover in the dealership. Training and our post-installation specialist impact our cost of sales because the margins on those activities are smaller than the margins on installation. As we expand our operations, we will maintain a priority on customer service. In light of costs associated with this planned expansion and our continued focus on customer service, we do not expect our cost of sales as a percentage of sales to decrease in the foreseeable future.

          Operating expenses, not including cost of sales, totaled $2,650,423 for the nine months ended December 31, 2004, compared to $1,650,264 for the nine months ended December 31, 2003, and $990,691 for the three months ended December 31, 2004, compared to $601,060 for the three months ended December 31, 2003. The increase is due to a decision to continue to fuel our expansion by increasing our installation capacity, our engineering capabilities and our sales staff and marketing opportunities. Almost every area of the business has grown significantly in the past year.

          Research and development expense more than doubled, increasing from $267,751 for the nine months ended December 31, 2003, to $744,493 for the nine-month period ended December 31, 2004. Research and development expense increased from $146,249 for the three months ended December 31, 2003 to $253,778 for the three months ended December 31, 2004. The increases are a result of increased head count of our development staff. In order for us to stay on top technologically, we need to continue to increase our development efforts. We expect this portion of our business to grow not only to meet the demands of our expanding customer base, but also to achieve new product innovation.

          Marketing, administrative and sales expenses increased from $1,382,513 for the nine-month period ended December 31, 2003 to $1,905,930 for the nine-month period ended December 31, 2004 and from $454,811 for the three months ended December 31, 2003 to $736,913 for the three months ended December 31, 2004. As mentioned above, we have significantly increased our sales capacity by opening offices in California, Colorado and Massachusetts. Each year, approximately 20% of the new car dealerships are at the end of their contracts with their current DMS provider and are, therefore, able to move to a new DMS. Even with the recent increases in sales capacity, we are only able to reach a fraction of those dealers.

         We had no interest income during the nine-month periods ended December 31, 2004 and 2003. This was due to minimal cash balances maintained in interest-bearing accounts.

          We expect expenditures to increase in all areas of our business during the next twelve months as development and promotion of existing and new products continues, assuming available working capital. One of our biggest challenges currently is meeting the demand for our ADMS product. We currently have the capacity to install the ADMS in 10-14 stores per month.

Liquidity and Capital Resources

         At December 31, 2004, we had cash and cash equivalents of $268,123 as compared to cash and cash equivalents of $361,954 as of March 31, 2004.

         In order to meet operating costs during the nine months ended December 31, 2004, we relied upon installation revenues and recurring revenues. We also receive $50,000 selling 125,000 shares of our common stock in a private placement in the three-months ended June 30, 2004 and an aggregate of approximately $100,000 from the exercise of options to purchase 349,000 shares of common stock by current and former employees.

         We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with the planned expansion programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue. With respect to our future capital needs, our recurring revenues and revenues from new installations produce enough cash flow in order to cover our costs at historical levels. As a result of the planned expansion of our installation and product development programs, however, we may require capital in excess of that generated from our ongoing operations and may issue additional equity securities in order to raise that capital. In addition, we are currently working with a local bank to secure a line of credit which, if secured, would allow us to smooth out cash flow needs. Unless and until we receive approval on a line of credit, we may need to rely on additional equity financing to smooth out our cash flow. We have no commitments from any parties to provide additional capital but, if additional capital is required, we believe that we can rely on key stockholders, customers and others for additional equity financing.

         The following table discloses aggregate information about our contractual obligations including long-term debt, operating lease payments and office lease payments, and the periods in which payments are due as of December 31, 2004:

--------------------------------------- ------------- ------------- -------------- ------------- -------------
                                                      Less Than
Contractual Obligations                 Total         1 Year        1-3 years      4-5 Years     After 5
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Operating Leases                           89,405        19,409        69,996          0             0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Capital Leases                               0             0             0             0             0
--------------------------------------- ------------- ------------- -------------- ------------- -------------
Office Lease                              155,526        66,650        88,876          0             0
--------------------------------------- ============= ============= ============== ============= =============
Total Contractual Obligations           $ 244,931     $  86,059     $ 158,872      $   0         $   0
--------------------------------------- ------------- ------------- -------------- ------------- -------------

Critical Accounting Policies and Estimates

         Management is basing this discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cautionary Statement Regarding Forward-Looking Statements

         We consider all forward-looking statements contained in this Quarterly Report to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders and prospective stockholders should understand that several factors govern whether the results described by any such forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected in this report.

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

We may be unable to increase the number of customers using our ADMS product or other future offerings.
--------------------------------------------------------------------------------
         Our ARKONA Dealer Management Suite product is relatively new, and we are operating in a market where two competitors control 76% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will be able to maintain profitability.

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

         Our ASP network is subject to other factors that could cause interruptions in service, reduced capacity for our customers and claims against the Company. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

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

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.
--------------------------------------------------------------------------------
         Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may increase or decrease significantly as a result of a single trade by a single stockholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

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

Obtaining additional capital through the sale of common stock will result in dilution of stockholder interests.
--------------------------------------------------------------------------------
         We may raise additional funds in the future by issuing additional shares of common stock, or securities such as convertible notes, options or warrants or preferred stock, that are convertible into or exercisable for common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.



The market price for our common stock is volatile and may change dramatically at any time.
--------------------------------------------------------------------------------
         The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, significant customers contracts, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

         o intentional manipulation of our stock price by existing or future stockholders;

         o   short selling of our common stock or related derivative securities;

         o   a  single   acquisition   or   disposition,   or  several   related
             acquisitions or dispositions, of a large number of our shares;

         o the interest of the market in our business sector, without regard to our financial condition or results of operations;

         o the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;

         o disputes relating to patents or other significant intellectual property rights held by others that we, our suppliers or our customers use;

         o   developments in the automobile or automobile dealer industry; and

         o economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our stock price is volatile and subject to manipulation.
--------------------------------------------------------------------------------
         The market price of our common stock, like that of the securities of other small public companies, may be highly volatile. Our stock price may change dramatically as the result of various factors, including the following:

         o   manipulation of our stock price by existing or future stockholders;
         o the purchase or sale of a larger number of shares by a single stockholder in a short period of time;
         o announcements by us or competitors concerning technological innovations, new products or procedures developed by us or our competitors;
         o the adoption or amendment of governmental regulations and similar developments in the United States and foreign countries that affect our products or markets specifically or our markets generally;
         o   disputes relating to copyrights or proprietary rights;
         o publicity regarding actual or potential results relating to product candidates under development by us or a competitor;
         o   slow acceptance of our products in new or existing markets;
         o general lack of trust in the financial markets as a result of accounting scandals or for other reasons; and
         o economic and other external factors, as well as period-to-period fluctuations in financial results.

Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.
--------------------------------------------------------------------------------
         Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. There are presently 575,000 shares of Series B Preferred Stock issued and outstanding, convertible into 2,875,000 shares of common stock. Our Board of Directors has the authority to create various series of preferred stock convertible into common stock with such voting, dividend, liquidation and other rights superior to those of our common stock and to issue such stock without stockholder approval. This issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock.

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

Item 3.       Controls and Procedures


         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.


         (b) We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements.

                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         The Company held an Annual Meeting of Shareholders on December 8, 2004, at which the Company's shareholders considered and voted as follows on the items described below:

         1. Our shareholders considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:

        Name of Nominee        Votes For      Abstentions     Broker Non-Votes
        ---------------        ---------      -----------     ----------------
        Alan Rudd              26,395,647      33,151                  0
        Richard Holland        26,395,647      33,151                  0
        Bryan Allen            26,395,647      33,151                  0
        Paul Henroid           26,428,798        0                     0
        Kent Misener           26,428,798        0                     0

         2. Our shareholders considered and voted upon a proposal to ratify the appointment of Mantyla McReynolds, a Professional Corporation, as independent auditors of the Company for the fiscal year ending March 31, 2005. There were 26,295,940 votes cast in favor, 74,308 votes cast against, 58,550 abstentions, and no broker non-votes.

         3. Our shareholders considered and voted upon a resolution which authorizes the Board of Directors of the Company, in its discretion at any time prior to November 1, 2005, to take all steps necessary to effect a consolidation of the common stock of the Company on the basis of a ratio within the range of one post-consolidation share of common stock for every four pre-consolidation shares of common stock to one post-consolidation share of common stock for every twelve pre-consolidation shares of common stock, with the ratio to be selected and implemented by the Corporation's Board of Directors in its sole discretion, if at all. There were 26,257,935 votes cast in favor, 109,913 votes cast against, 60,950 abstentions, and no broker non-votes.

All items considered at the meeting were approved by the stockholders.

Item 6.   Exhibits

         (a) Exhibits. See the Exhibit Index following the signature page hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 14, 2005 by the undersigned thereunto duly authorized.

                                          ARKONA, Inc.

February 14, 2005                        /s/ Alan Rudd
                                         ---------------------------------------
                                         Alan Rudd, Chief Executive Officer


February 14, 2005                        /s/ Stephen Russo
                                         ---------------------------------------
                                         Stephen Russo, Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit
    Number                  Title of Document                      Location
------------  ----------------------------------------------    ----------------
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