Form 10KSB
period 2005-03-31
ARKONA INC
filed 2005-07-14
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________



                         Commission File Number 0-24372

                                   ARKONA Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                            Sundog Technologies, Inc.
                     (Former name of small business issuer)



             DELAWARE                                   33-0611746
---------------------------------          ---------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues for its most recent  fiscal year were $7,254,661.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 1, 2005 was $12,438,790. The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 1, 2005 was 32,169,670 shares, of which 22,615,983 were held by non-affiliates. The market price of the common stock as of June 1, 2005 was $0.55 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                                Table of Contents



PART I............................................................................................................1


   Item 1.  Description of Business                                                                       1
   Item 2.   Description of Property                                                                      15
   Item 3.   Legal Proceedings                                                                            15
   Item 4.   Submission of Matters to a Vote of Security Holders                                          16

PART II..........................................................................................................16
   Item 5.   Market for Common Equity and Related Stockholder Matters                                     16
   Item 6.   Management's Discussion and Analysis                                                         16
   Item 7.   Financial Statements                                                                         21
   Item 8.   Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure                                                                   22
   Item 8A.  Controls and Procedures                                                                      22
   Item 8B.  Other Information                                                                            22

PART III.........................................................................................................22
   Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(a) of the Exchange Act                                                     23
   Item 10.   Executive Compensation                                                                      27
   Item 11.   Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters                                                                30
   Item 12.  Certain Relationships and Related Transactions                                               33
   Item 13.  Exhibits                                                                                     35
   Item 14.   Principal Accountant Fees and Services                                                      36
Financial Statements                                                                                     F-1

         This Annual Report on Form 10-KSB (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements can be identified by the use of forward-looking words such as "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements relate to our, and, in some cases, our clients' or business partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are those described under Item 1. "Description of Business--Certain Risk Factors." Readers are also encouraged to review our other filings with the Securities and Exchange Commission (the "SEC") describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

                                     PART I

Item 1.  Description of Business

Overview

         Arkona, Inc. ("we," "Arkona" or the "Company") develops and licenses management software for automobile dealerships. Because of operating similarities with automobile dealerships, we also license our management software to a few marine and RV dealerships, and we are seeking to expand our presence among dealers of power sports equipment (such as motorcycles, ATVs, snowmobiles and watercraft).

         The Company's most important product is its Arkona Dealer Management Suite (the "ADMS"). The ADMS software is a fully integrated dealership management software system that allows dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS software is its ability to run on an Application Service Provider ("ASP") model. Under an ASP model, the software provider runs software and maintains data at central locations, and customers use the software over the Internet. The ASP model may significantly reduce upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations by the Company. The dealership needs only standard personal computers with reliable Internet access. The ASP model may also reduce the need for technical computer personnel because the software and related hardware are managed by the Company at an offsite location. The ADMS software integrates with many of the major automobile manufacturers, and the Company continues to seek cooperation from the other manufacturers to integrate with their systems.

         The Company provides training to employees of the dealerships who purchase the ADMS software license, and for a monthly fee, provides additional technical support and regular software updates.

         The Company is expanding its target market beyond new and independent car dealerships to power sports equipment dealerships. We market our products primarily through regional sales representatives, in-house sales and marketing personnel and independent sales agents. The Company also markets its products via trade shows, seminars, press releases, customer referral programs, relationships with suppliers, automobile manufacturers and industry partners, as well as, advertisements in trade publications.

Products and Services

         The Arkona Dealer Management Suite
         ----------------------------------

         The Company's main product is the ADMS. The ADMS is a software suite that allows automobile, marine, RV and power sports dealerships to automate and effectively manage all aspects of their business operations, including sales, accounting, parts, service, and financing functions.

         The ADMS software uses a highly integrated, modular structure that allows management decisions to be made based on information from a variety of areas of the dealership's business. For example, the ADMS sales module provides management and the sales department with real-time vehicle-specific cost information in order to facilitate price negotiations and, if the potential customer has previously done business with the dealership, provides information regarding that customer's previous purchases, use of the service department and other associated activity. The ADMS service module includes an appointment system that facilitates order writing and technician analysis and automatically integrates with accounting in order to produce and track invoices. If parts are drawn from inventory in connection with a repair, the ADMS service and parts modules can be set to automatically order a replacement part from the manufacturer or merely to make recommendations when the inventory of a certain part or product is low. These and other functions work together in order to integrate, automate, and streamline the various functions of an automobile dealership.

         The ADMS software's modular structure allows a dealership to choose only the modules it needs at the time while retaining the ability to add additional modules in the future. The modular structure also permits custom programming, or updating, of a particular function without the need to alter other functions or modules. This permits the Company to customize a software system to meet the needs of particular dealerships.

         Another key advantage of the ADMS software is its ability to operate using an ASP model. Under an ASP model, we can run software and maintain data offsite, while customers use the software and access or manipulate data over the Internet. Application of the ASP model can significantly reduce most upfront and ongoing hardware and operating system costs for the dealership because the significant processing is done on computers maintained at an offsite location. The dealership uses only basic personal computers with reliable Internet access, while the Company handles (and pays for) day-to-day maintenance and upgrades at the offsite location. The ASP model may also allow an ADMS licensee to avoid the expense of having its own technical personnel.

         We believe the ADMS software and the ASP system are highly reliable and secure. The ADMS software uses password administration features that allow the dealership to establish access levels for different users. The dealership can restrict or give access to each of the key elements of the software including system maintenance, data entry, inquiry, and report generation. The ADMS software has built-in recovery systems so that if a system fails, it can be restarted, and the system will remember where it left off and continue running from that point. The Company uses Virtual Private Network ("VPN") technology to protect data transmission over the Internet. A VPN is a private network built atop a public network. Hosts within the private network use encryption to talk to other hosts; the encryption is intended to exclude hosts from outside the private network even if they are on the public network. We maintain the ASP system at a hosting facility with multiple fiber trunks from multiple sources, backup generators, fully redundant hardware, power and Internet connections, climate control systems, seismically braced rack systems, and security and fire detection and suppression systems.

         Dealer-Manufacturer Communications
         ----------------------------------

         The Company's ADMS software integrates with the systems of many of the major automobile manufacturers. An important element of a dealer management system is its ability to integrate a dealership's system with a manufacturer's system - for example, the ability of a Ford dealership's system to integrate and communicate with Ford Motor Company's system. The ability of the dealership to integrate and share information about warranty service claims, parts, vehicle orders, and other similar information with the manufacturer can save the dealership and the manufacturer thousands of dollars a month. The Company has dedicated substantial resources to making its ADMS software integrate with the systems of many of the major automobile manufacturers. The ADMS software currently integrates with the systems of Ford, Lincoln-Mercury, GMC, Buick, Chevrolet, Pontiac, Cadillac, Hummer, Dodge, Chrysler, Jeep, BMW, MINI, Honda, Acura, Suzuki, Mitsubishi, Mazda, Isuzu, Porsche, Subaru and BMW Motorcycles. Major automobile manufacturers with which the Company's system does not integrate include Toyota, Nissan, Volvo, Lexus, Infinity, Jaguar, Range Rover, Mercedes-Benz, Saab, Hyundai, and VW-Audi.

         Stand Alone Products
         --------------------

         In connection with the ADMS software, we develop stand-alone products, including bar coding. Bar coding is an important supplement to a dealer management system because it assists the dealership in managing their vehicle inventories. The Company has developed a bar coding system for the vehicle inventory module and the parts and service module that significantly improves the time and cost involved with maintaining vehicle and parts inventories.

         Training and Support Services; Consulting
         -----------------------------------------

         The Company provides training and customer support services. This is important to dealerships because employee turnover and growth creates the need for ongoing training on ADMS. The Company also provides detailed self-help manuals, classroom training, onsite training, and training over the Internet.

         For a  monthly  fee,  the  Company  provides  unlimited  technical  and customer support for the ADMS product. The Company is developing an Internet-based support system that will have pre-recorded, step-by-step instructions for frequently requested tasks. The Company expects that the system will be available during the second quarter of fiscal year 2006.

         The Company also provides limited custom programming and consulting services. Our programming and consulting fees are based on the scope of services provided.

         Installation
         ------------

         Installation of the ADMS software at a dealership is typically done by a three person installation team. A typical installation is completed over a three week period. The Company also sells installation hardware in connection with the installation of the ADMS software.


Markets

         Potential customers include new and independent car dealerships, as well as, dealers of RV, marine and power sports equipment. The National Automobile Dealers Association (the "NADA") estimates there are 22,200 new car dealerships in the United States and over 60,000 independent car dealerships. It also estimates there are approximately 6,000 dealers of power sports (motorcycle, ATV, watercraft/sport boats and snowmobiles) equipment.

         Automobile Dealership Market
         ----------------------------

         The Company believes the automobile dealership market is evolving and moving toward using more technology in the management of their businesses. Automobile dealers are consistently trying to reduce costs and improve efficiency through the use of information technology. The Company's perception is that, for the most part, automobile dealers have lagged behind in taking advantage of technology for their information systems. The Company believes that an increasing number of automobile dealers, wanting to improve customer service and support, are looking to improve their information technology.

         The NADA has identified several significant trends in the retail car and truck environment that the Company believes will pressure dealers to look for ways to better manage their business. Those trends include the following:

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

     o The growth of competing service providers (such as Jiffy-Lube, Midas Mufflers, Brake-O, etc.) is putting pressure on automobile dealerships to operate their service departments as efficiently as possible and with an increased emphasis on customer satisfaction.

     o Automobile manufacturers are demanding more control over their marketing channels in an effort to manage customer satisfaction and volume. This effort includes increasing reporting requirements for dealerships, increasing involvement in maintaining physical facilities, more communication between manufacturers and dealerships and the integrating of computer systems of dealerships and manufacturers.

     o The increase in dealership groups and corresponding decrease in independent dealerships.

         We believe these trends have favorable implications for the Company as a provider of a low-cost dealership management system that enables extensive manufacturer-dealer communication.

         Power Sports Market
         -------------------

         The power sports market is estimated to be an $18 billion industry in the U.S. It consists of new and used motorcycles, ATV's, personal watercraft, and snowmobiles, as well as, parts, accessories and mechanical and financial services related to these products.

         Over the past five years, the industry has grown an average of 15% per annum. The industry is highly fragmented. For example, of the approximate 6,000 franchised motorcycle dealerships, most are individually owned.

         Many of the power sports dealership owners are motorcycle, ATV or snowmobile enthusiasts with minimal business training. The largest dealership group generated revenues of approximately $100 million in 2005, or less than 1.0% of total industry sales.

         The Company is encouraged by its initial research, marketing and selling to the power sports market. Many of the power sports dealers that have already purchased the ADMS software indicate that they like the product features, attractive pricing, and technical expertise. The Company intends to enhance its product offering during the coming year to incorporate power sports specific capabilities.

         Marine and RV Markets
         ---------------------

         We have licensed the ADMS software to a few marine and RV dealerships. Such dealerships are able to use the software because of operational similarities with automobile dealerships. The Company has not commenced, and has not plans to commence, any active marketing initiatives or extensive product customization for the marine and RV markets.

Competition

         Automobile Market
         -----------------

         According to a 2003 market study by the NADA, conducted by Friedman-Swift Associates, the market for automobile dealer management systems is dominated by two major players - ADP Dealer Services ("ADP") and Reynolds & Reynolds ("Reynolds"). According to NADA, ADP and Reynolds together control about 71% of the market for automobile dealer management systems. Approximately 10 providers, including Arkona, compete for the remaining 29% of the market.

         ADP and Reynolds are large, well-financed organizations; they have good brand name recognition. Their systems integrate with all the major automobile manufacturers. Their market dominance also creates significant hurdles because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources. Their ability to integrate their systems with all the major automobile manufacturers is highly appealing to large automobile dealerships selling cars from most of the major automobile manufacturers and especially automobile manufacturers with systems with which the ADMS software cannot yet integrate. However, the price of ADP's and Reynolds' dealer systems is generally much higher than our price for the ADMS, and the Company believes that ADP and Reynolds products generally do not reflect recent technological developments, including the ability to run on an ASP model. The Company's success in competing with ADP and Reynolds in the market for independent car dealerships supports this belief.

         Power Sports Market
         -------------------

         The following companies sell dealer management systems into the power sports market: Comptron, ProQuest Powersports, MIC, ARI Networks, C Systems and Shoptech. Of these competitors, ProQuest Powersports (a subsidiary of ADP) is the most widely used. ProQuest Powersport's Lightspeed product has an estimated over 80% market penetration. Based upon conversations with power sports dealers, the Company believes that ProQuest is experiencing a lot of push-back and dissatisfaction from dealerships because of their pricing and business practices. This opens the door for the Company to win market share by delivering more value for less money.

Intellectual Property

         The Company believes its intellectual property is critical to its success. The Company relies on common law copyright, trademark and trade secret protection to protect its intellectual property. We have not formally patented, copyrighted or registered any of our intellectual property. However, all employees involved in software development are asked to sign confidentiality and invention rights agreements. There is a risk that the Company's intellectual property could be challenged, invalidated or circumvented, that it could be deemed to infringe on third-party intellectual property or that it could fail to provide a competitive advantage in the future.

         The Company spent $1,099,469 and $858,735 during the fiscal years ended March 31, 2005 and 2004, respectively, on company-sponsored research and development activities.

Employees

         As of March 31, 2005, the Company had 78 full-time employees consisting of 5 corporate officers, 12 sales and marketing representatives, 11 computer engineers and programmers, 47 installation and support technicians and employees, and 3 administrative and clerical employees. None of the Company's employees are represented by a collective bargaining organization.


Corporate History

         The Company was formed as a Delaware corporation in 1992 and was originally named The Thorsden Group, Ltd. ("Thorsden"). In 1997, Thorsden acquired Arkona, Inc., a Utah corporation, as a wholly-owned subsidiary. Arkona, Inc. was in the business of developing software for remote synchronization and replication of databases. In 1999, Thorsden changed its name to Sundog Technologies, Inc. ("Sundog"). In 2000, Sundog acquired the business and assets of Ensign Information Systems, which developed and sold automobile dealership software. In 2001, Sundog abandoned its remote synchronization business, merged with its wholly-owned subsidiary, Arkona, Inc., and changed its name to Arkona, Inc.

Certain Risk Factors

         The Company's short and long-term success is subject to certain risks, many of which are substantial in nature. The following risk factors should be carefully considered, in addition to other information contained in this report, when evaluating the Company. Any one of these factors could cause actual results of operations to differ materially from projected results.

         The Company has incurred substantial losses since its inception and may incur losses in the future.
         -----------------------------------------------------------------------
         The Company has recognized net income during the years ended March 31, 2005 and 2004. Prior to that, the Company experienced losses as it progressed through its development stage. The Company will continue to be profitable only if it can add new customers at a constant or increased rate, while keeping increases in costs and operating expenses below increases in revenues. The Company may not be able to continue to add new customers and may even lose customers. Assuming the Company continues to grow, revenues, related costs of operations such as labor and benefits, server and other capital equipment costs and other expenses could increase disproportionately, or the Company may experience unexpected costs related to litigation, insurance, acquisitions, product development, financing or other items that may cause costs to increase at a faster than expected rate. The Company may not be able to increase or maintain profitability in the future.

         The Company may require additional capital to continue development of products and fund operations.
         -----------------------------------------------------------------------
         The Company does not have a significant cash reserve, and cash flows from operations is approximately equal to cash expenditures. If the Company experiences an unexpected need for cash, expands its operations in any significant way or otherwise needs additional cash, it would expect to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain cash. If financing is needed, additional financing may not be available on favorable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company's ability to continue or expand its operations may be limited.

         The Company may be unable to increase the number of customers using its Arkona Dealer Management Suite product or other future products.
         -----------------------------------------------------------------------
         The ADMS product is relatively new to the market and the Company is operating in a market where two competitors (ADP and Reynolds) control approximately 71% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of the ADMS product is subject to the risk that end-users may decide not to purchase the ADMS product at the rate projected because of the Company's insignificant position in the market, concerns over the Company's ability to continue as a going concern, concerns about the Company's products, cost cutting by competitors or various other reasons. If the Company is unable to increase its installation base of the ADMS product in the future, it is unlikely that the Company will maintain profitability.

         The Company's competitors have greater resources than the Company does.
         -----------------------------------------------------------------------
         The market for automobile dealership management software is highly competitive, and the Company must compete with companies that possess greater financial, technical and marketing resources. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. As a result, the Company may be unable to obtain a significant market share in the automobile dealer management systems business. In addition, competition may result in the Company suffering price reductions, reduced gross margins and even loss of market share. The Company may not be able to compete successfully, and competitive pressures may adversely affect results of operations and overall financial condition.

         Software products tend to evolve rapidly and the Company's competitors may develop products that are technically superior.
         -----------------------------------------------------------------------
         The Company's primary product, the Arkona Dealer Management Suite, is primarily a software product. The software market is recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The rapid evolution of software products requires that the Company continually improves the performance, features and reliability of its software, particularly in response to competitive offerings by other companies. The Company may not be able to respond quickly, cost effectively and sufficiently to meet these developments.

         In addition, the widespread adoption of new technologies or standards could require substantial expenditures to modify or adapt the Company's products and services. These changes could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, new enhancements to the ADMS software could contain design flaws or other defects that limit their marketability.

         Developments by others may render some or all of the Company's products or potential product offerings uncompetitive or obsolete. The Company competes with a number of entities that are currently developing and producing software products that compete with the Company's current and proposed products. Many of these competitors have substantially greater capital resources, research and development capabilities, and production and marketing resources, capabilities and experience than the Company has available. These competitors may succeed in developing products that are more effective or less costly than any products that the Company may develop, or that gain market acceptance prior to any of the Company's products, making market penetration more difficult.

         The  Company's  services  are subject to system  failure  and  security risks.
         -----------------------------------------------------------------------
         The Company's operations, particularly its ASP network, are dependent upon the Company's ability to protect its network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as, power loss, telecommunications failures, Internet system hackers and similar events. All of the Company's network and computer equipment, including components critical to operations, are currently concentrated in a co-location facility provided by MCI. The occurrence of a natural disaster or other unanticipated system or power failure could cause interruptions in the services provided. In addition, failure of telecommunications providers to provide the data communications capacity required as a result of natural disasters, bankruptcy, operational disruptions or for any other reason could cause interruptions in the services provided. Any damage or failure that causes interruptions in operations could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's ASP network is subject to factors that could also cause interruptions in service or reduced capacity for the Company's customers. The core of the Company's network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

     o End users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others.

     o Unauthorized access may jeopardize the security of confidential information stored in the Company's and customers' computer systems, which may result in liability to customers and also may deter potential customers.

     o The Company may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information.

o There may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of the Company's ASP network.

o        Eliminating   computer  viruses  and  alleviating   other  security  or
         technical problems may require interruptions, delays or cessation of service to customers.

          The occurrence of any unauthorized access, computer virus, equipment failure or other disruptive problem could lead to a substantial decline in customer confidence and liability to customers. This would have a material adverse affect on the Company's business, financial condition and/or results of operations.

         The Company is dependent upon highly qualified personnel.
         ---------------------------------------------------------
         The Company is highly dependent upon the efforts of management, sales personnel and technically skilled personnel, including programmers, installers, and engineers. The Company's future performance will depend in part upon the Company's ability to increase sales, manage growth effectively and retain the services of highly qualified technical personnel. Competition for management, technical and sales personnel is intense. The Company does not have long-term employment agreements with any of its employees. As a result, the Company may be unable to retain its key employees or attract other highly qualified employees in the future. The loss of the services of any of its management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on the Company's business, financial condition and/or results of operations.

         The Company relies on its intellectual property rights and if the Company is unable to protect these rights, it may face increased competition and the business may be materially adversely affected.
         -----------------------------------------------------------------------
         The Company regards its intellectual property, particularly its Arkona Dealer Management Suite, as critical to its success and it relies on common law to protect its proprietary rights in intellectual property. Any of its intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. The Company could also incur substantial costs in asserting its intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits. Although each of the Company's employees and consultants is asked to enter into a confidentiality and invention agreement, such agreements may not be honored and the Company may not be able to effectively protect its rights to trade secrets and know-how. In addition, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and know-how.

         Third-party claims that the Company infringes upon their intellectual property rights could be costly to defend or settle.
         -----------------------------------------------------------------------
         Litigation regarding intellectual property rights is common in the software industry. The Company expects that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The Company may from time to time encounter disputes over rights and obligations concerning intellectual property. Third parties may bring claims of infringement against us, which may be with, or without, merit. The Company could be required, as a result of an intellectual property dispute, to do one or more of the following:

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

         In addition, the Company has agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. The Company could incur substantial costs in defending itself and its customers against infringement claims. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. The Company, or its customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required licenses could harm the Company's business, operating results and financial condition.

         The Company may be subject to claims based upon allegations that its products are defective.
         -----------------------------------------------------------------------
         The Company's products include programs designed for mission critical applications, creating the risk that the failure or malfunction of its products may result in serious damage or loss and expose the Company to a claim for damages. Although contract terms purport to limit exposure, a court may rule those terms to be invalid or unenforceable, and changes in the law may render those terms void or unenforceable. A successful claim could have a material adverse effect on the Company's operations. Furthermore, the cost of defending against a claim, even successfully, could be material and could have an adverse effect on the Company's results of operations and an adverse effect on the marketing of the Company's products.

         Trading in the Company's common stock is thin and there is a limit to its liquidity.

         The Company's common stock is quoted on the OTC Bulletin Board. The volume of trading in the Company's common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for the stock, its price may be subject to manipulation. In addition, the limited volume of trading limits significantly the number of shares that can be purchased or sold in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of the Company's common stock or obtain a fair price for the stock in the market.

         The Company's executive officers hold a significant number of outstanding shares, which may allow them to influence the outcome of matters submitted to stockholders for approval.
         -----------------------------------------------------------------------
         As of March 31, 2005, the Company's executive officers own and have the power to vote approximately 23% of the issued and outstanding common stock. Five additional shareholders have the power to vote approximately 15% of the issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

         The Company's shareholder rights plan and certain provisions in the Delaware corporate law may permit the Company's Board of Directors to block a takeover attempt and adversely affect the common stock value.
         -----------------------------------------------------------------------
         The Company's Board of Directors adopted a shareholder rights plan and declared a dividend of an associate right, which are intended to have the effect of deterring any takeover of the Company that is not preceded by board approval of the proposed transaction. The existence of a shareholders' rights plan may deter potential tender offers for the Company's common stock or other acquisition offers and may have the effect of delaying or preventing a change of control.

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

         Obtaining additional capital through the sale of common stock will result in dilution of shareholder interests.
         -----------------------------------------------------------------------
         The Company may raise additional funds in the future by issuing additional shares of common stock, or securities that are convertible into common stock, such as convertible notes, options, warrants or preferred stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of the Company's common stock.

         The Company's stock price is volatile and subject to manipulation.
         -----------------------------------------------------------------------
         The market price of the Company's common stock, like that of the securities of other small public companies, may be highly volatile. The stock price may change dramatically as the result of various factors, including the following:

     o   Manipulation of the stock price by existing or future shareholders.

     o The purchase or sale of a large number of shares by a single shareholder in a short period of time.

     o   Short selling of the common stock in the United States or overseas.

     o Announcements by the Company or competitors concerning technological innovations, new products or new procedures.

     o The adoption or amendment of governmental regulations and/or similar developments in the United States and/or foreign countries that affect the Company's products or markets specifically or markets generally.

     o   Disputes relating to proprietary rights.

     o Publicity regarding actual or potential results relating to product candidates under development by the Company or a competitor.

     o   Slow acceptance of the Company's products in new or existing markets.

     o A general lack of trust in the financial markets as a result of accounting scandals or for other reasons.

     o Economic and other external factors, as well as, period-to-period fluctuations in financial results.

         The Company's ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of the common stock.
         -----------------------------------------------------------------------
         Under the certificate of incorporation, as amended, the Company is authorized to issue up to 10,000,000 shares of preferred stock. The Company's Board of Directors has the authority to create various series of preferred stock with such voting and other rights superior to those of the common stock and to issue such stock without shareholder approval. This issuance of such preferred stock may dilute the ownership and voting power of the holders of the common stock and may have a negative effect on the price of the common stock.

         The Company  has not  declared  any  dividends  with  respect to common stock.
         -----------------------------------------------------------------------
         The Company has never paid cash dividends on its common stock. The Company intends to retain earnings, if any, to finance the operation and expansion of the business and, therefore, the Company does not expect to pay cash dividends on shares of common stock in the foreseeable future.

         The Company's common stock is a "low-priced stock" and subject to regulations that limit or restrict the market for the stock.
         -----------------------------------------------------------------------
         Shares of the Company's common stock may be deemed to be "penny stock," resulting in increased risks to investors and certain requirements being imposed on some brokers who execute transactions in the common stock. In general, a penny stock is an equity security that:

     o   Is priced below five dollars.

     o Is not traded on a national stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market.

     o   May be listed in the "pink sheets" or the OTC Bulletin Board.

     o Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years).

     o Is issued by a company that has average revenues of less than $6 million for the past three years.

         The Company believes that its common stock is presently a "penny stock." At any time that the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

     o Certain broker-dealers who recommend penny stocks to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

     o In connection with the execution of any transaction involving a penny stock, a purchaser should provide a written statement presenting the purchaser's financial situation and investment goals, and certain broker-dealers must deliver to certain purchasers the following:

     o   Bid and offer price quotes and volume information.

     o   The broker-dealer's compensation related to the trade.

     o   The compensation received by certain salespersons for the trade.

     o   Monthly statements related to the account.

         These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks. These regulatory burdens may severely affect the liquidity and market price for the Company's common stock.

Item 2.   Description of Property

         The Company does not own any real property. It currently leases an 11,800 square foot facility located at 10542 South Jordan Gateway, Suite 200, South Jordan, Utah, 84005. The Company conducts all of its corporate, administrative, and research and development activities at this facility. The lease of the facility will expire July 31, 2005, and monthly lease payments are $21,616 per month.

         The Company entered into a certain Office Lease (the "New Lease") for a facility located at 10757 South River Front Parkway, Suite 400, South Jordan, Utah 84095. The Company intends to conduct all of its corporate, administrative, and research and development activities within the leased premises.

         The New Lease is for five (5) years commencing on August 1, 2005 unless the landlord has not fulfilled its construction obligations. Rental payments for each month are as follows: $38,115.85 (first year), $39,157.27 (second year), $40,198.68 (third year), $41,240.10 (fourth year) and $42,281.52 (fifth year).
In addition, the Company is required to pay a pro rata share of operating expenses for the property.

         The new facility is under construction by the landlord who is fitting the building in accordance with our specifications. The landlord is paying for the construction. The new facility will provide sufficient space for us to continue all of our activities for the foreseeable future.

         In the opinion of management, the property leased by the Company is adequately covered by insurance.

Item 3.   Legal Proceedings

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Price

         The table below sets forth the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board. The Company's common stock is traded on the OTC Bulletin Board under the symbol ARKN.OB.

         Fiscal Year Ended March 31, 2005                    High                 Low
                                                        ----------------    ----------------
            Quarter ended June 30, 2004                      $0.71               $0.58
            Quarter ended Sept. 30, 2004                     $0.68               $0.39
            Quarter ended Dec. 31, 2004                      $0.65               $0.40
            Quarter ended March 31, 2005                     $0.72               $0.57

         Fiscal Year Ended March 31, 2004
            Quarter ended June 30, 2003                      $0.21               $0.16
            Quarter ended Sept. 30, 2003                     $0.85               $0.10
            Quarter ended Dec. 31, 2003                      $0.83               $0.53
            Quarter ended March 31, 2004                     $0.80               $0.53
         -----------------------------------------------------------------------------------

         The quotations  set forth above reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commission,   and  may  not  represent  actual
transactions.

Outstanding Shares and Number of Shareholders

         As of March 31, 2005, there were 32,169,670 shares of common stock issued and outstanding, which were held by approximately 400 holders of record. In addition, as of that date, there were issued and outstanding 575,000 shares of Series B Convertible preferred stock (convertible into an aggregate of 2,875,000 shares of common stock) which were held by 13 holders of record. The Company has never declared or paid dividends on any class of equity securities, and the Company currently intends to retain any future earnings for use in the Company's business and do not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         Not applicable.

Item 6.   Management's Discussion and Analysis

         The following discussion should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would". Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth under the caption "Certain Risk Factors."

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

         We develop and sell management software for automobile dealerships. The operating similarities between automobile, marine, RV and power sport dealerships makes our software attractive to marine, RV and power sport dealerships as well.

         Our primary product is the Arkona Dealer Management Suite ("ADMS"). The ADMS software is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS software is its ability to run on an ASP model. An ASP model involves the software provider running software and maintaining data at central locations, and customers accessing and using the software over the Internet. The ASP model significantly reduces most upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations that are maintained by us. The dealership needs only standard personal computers with reliable Internet access. The ASP model also reduces the need for technical computer personnel because the software and related hardware are managed by us at our offsite location. Our ADMS software integrates with most of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connections with the ADMS software, we provide training to dealership employees and, for a monthly fee, provide technical support and regular software updates.

         The market for automobile dealer management systems is dominated by two major players: Automatic Data Processing, Inc. ("ADP") and Reynolds and Reynolds ("Reynolds"). According to a 2003 market study by the NADA, ADP and Reynolds together control about 71% of the market for automobile dealer management systems. ADP and Reynolds are large, well-financed organizations. They have good brand name recognition and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant barriers to entry for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources.

However, we presently offer a system that we believe is technologically superior at a price that is substantially lower than the standard pricing of both ADP and Reynolds.

         The Company's revenues continue to grow at a rapid rate, increasing 35.6% between the fiscal year ended March 31, 2004 ("fiscal year 2004") and the fiscal year ended March 31, 2005 ("fiscal year 2005"), after increasing 74.1% between the fiscal year ended March 31, 2003 ("fiscal year 2003") and fiscal year 2004. The Company earns more than half its revenues from recurring support and maintenance. These recurring revenues continue to grow at a rate of 3% to 4% monthly and provide future stability for the Company's financial performance.

         During the last two quarters of fiscal year 2005 the Company invested in additional sales, engineering and installation support staff in order to adequately prepare for the expected growth in business in fiscal year 2006. As a result of this investment, the Company suffered a net loss before income tax benefit for the year ended March 31, 2005 of ($189,718). It was necessary to make this investment early in order to allow for the proper training of personnel and for the adequate development and upgrading of software products.

Results of Operations for the Fiscal Years Ended March 31, 2005 and 2004

         Revenues - Revenues increased $1,904,308 to $7,254,661 for fiscal year 2005 or 35.6% over fiscal year 2004. For fiscal year 2004, revenues increased $2,278,071 to $5,350,353, or 74.1% over fiscal year 2003. These increases are due to the Company's success in replacing existing competitors' systems with the ADMS.

         For fiscal year 2005, revenues from recurring monthly services increased $1,594,492 to $3,955,582 or 67.5% over fiscal year 2004. For fiscal year 2004, revenues from recurring monthly services increased $983,945 to $2,361,090 or 71.4% over fiscal year 2003. These increases in revenues from recurring monthly services are due to the continuing monthly increase in the size of the Company's installed customer base, as well as, the Company allowing customers to decrease front-end installation charges in return for larger monthly support charges. For the month of March 2005, revenue from recurring monthly support services was approximately $387,500 and is expected to grow approximately 3% to 4% per month throughout fiscal year 2006, as the installed customer base continues to grow.

         For fiscal year 2005, revenues from ADMS installations increased $236,016 to $2,962,280 or 8.7% over fiscal year 2004. For fiscal year 2004, revenues from ADMS installations increased $1,230,191 or 82.2% over fiscal year 2003. The smaller than expected increase installation revenues is due primarily, as noted above, to the Company allowing customers to decrease front-end installation charges in return for larger monthly support charges. The Company's customer base grew from 195 installed customers as of March 31, 2004 to 280 installed customers as of March 31, 2005. (A single customer may have multiple dealerships). The Company believes it will continue to grow its customer base through the replacement of competitors' systems and installation into new dealerships. Additionally, installations are expected to increase as the Company grows its business to power sports dealerships.

         The Company is actively pursuing sales of hardware equipment in connection with its installation service. For fiscal year 2005, revenues from hardware sales increased $242,291 to $324,851 or 293.5% over fiscal year 2004. For fiscal year 2004, revenues from hardware sales increased $43,936 or 113.8% over fiscal year 2003. It is expected that revenues from hardware sales will continue to grow as the Company's customer base continues to grow. Additionally, the Company anticipates dedicating sales resources to increasing hardware sales.

         Cost of Sales - For fiscal year 2005, cost of sales increased $1,387,121 to $3,811,775 or 57.2% over fiscal year 2004. For fiscal year 2004, cost of sales increased $892,948 to $2,424,654 or 58.3% over fiscal year 2003. Cost of sales as a percentage of revenues increased 7.2% for fiscal year 2005 and decreased 4.6% for fiscal year 2004.

         The increase in cost of sales for fiscal year 2005 is a result of the Company hiring additional installation and support technicians to properly prepare for expected growth in its customer base. This should result in increased software installations in 2006. Additional increases in cost of sales for fiscal year 2005 are attributable to increased sales of hardware equipment and its related costs. It is expected that cost of sales as a percent of sales will decrease in fiscal year 2006 as increased hiring, which occurred in fiscal year 2005, is not expected to occur in 2006. Additionally, the Company should receive the benefits from the installation and training efficiencies learned in previous years.

         The 4.6% decrease in cost of sales in fiscal year 2004 is primarily attributable to increased efficiencies in the Company's installation procedures. For example, our post-installation service includes having one individual from the support department dedicated to a new dealership for two to six weeks after an installation. By having a dedicated individual provide post-installation support, potential problems can be anticipated and solved by someone familiar with the customer's needs in a timely and cost-efficient manner. After the two to six weeks of post-installation monitoring, new customers are transitioned to normal customer support.

         Operating Expenses - Operating expenses are comprised of research and development expense and sales, marketing and general administrative expenses. For fiscal year 2005, operating expenses increased $1,154,362 to $3,679,451 or 45.7% over fiscal year 2004. For fiscal year 2004, operating expenses decreased $579,432 to $2,525,089 or 18.7% over fiscal year 2003. Operating expenses as a percentage of revenue increased 3.5% during fiscal year 2005 over fiscal year 2004. Operating expenses as a percentage of revenue decreased 53.8% during fiscal year 2004 over fiscal year 2003.

         Research and Development Expense - Research and development expense (net of capitalized software development costs) increased by $219,646 or 43.8% for fiscal year 2005 due to the hiring of additional software developers and a continued focus on research and development activities, as well as developing and maintaining software compatible with original equipment manufacturers. For fiscal year 2004, research and development expense decreased by $134,499 or 21.2%. The decrease was primarily the result of the completion of much of the base development of the ADMS software. The Company believes research and development will play an important roll in its future success. The Company's goal is to keep its software and processes technologically ahead of the competition and it expects research and development expense to grow in the future.

         Sales, Marketing and General Administrative Expense - Sales, marketing and general administrative expense increased in fiscal year 2005 by $934,716 or 46.2% over fiscal year 2004 due to the hiring of additional sales, marketing and administrative personnel and related costs. These costs were necessary to support expected continued growth in revenues. For example, the Company hired four new regional sales representatives in fiscal 2005. For fiscal year 2004, sales, marketing and general administrative expense decreased $444,933 or 18.0% over fiscal year 2003 due primarily to decreases in travel expenses, professional fees and amortization of intangible assets.

         Net Income - For fiscal years 2005 and 2004, the Company recorded net income after tax benefit of $3,289,519 and $1,918,898, respectively. The Company recorded a tax benefit for fiscal years 2005 and 2004 of $3,479,237 and $1,560,000, respectively. For fiscal year 2003, the Company recorded a net loss after tax benefit of ($1,598,824). The overall recognition of profits has been due to increased revenues from installations, increased recurring support charges, as well as, relative decreases in expenses and increases in installation and training efficiencies. A tax benefit has been recognized to account for future expected taxable income.

Liquidity and Capital Resources

         The Company's liquidity position has significantly improved during the last two years. As of March 31, 2005 and 2004, working capital totaled $31,344 and $415,265, respectively. As of March 31, 2003, working capital was a deficit of ($680,932). The decrease in working capital as of March 31, 2005 compared with March 31, 2004 is a result of our decision, to the extent feasible, to fund operations with revenues from operations.

         Cash and cash equivalents were $141,179 and $361,954 as of March 31, 2005 and 2004, respectively. Accounts receivable net of an allowance for doubtful accounts were $464,426 and $489,602, respectively. Current liabilities were $594,852 and $489,579, respectively. The Company did not incur any additional long-term liabilities during the fiscal year ended March 31, 2005. The only long-term obligation as of March 31, 2005 and 2004 is a note for $50,000, payable to a related party, on which the Company only makes interest payments at 12% monthly.

Critical Accounting Policies and Estimates

         Management is basing the discussion and analysis of financial condition and results of operations on the Company's consolidated financial statements. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as, the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets and contingencies. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect future results of operations and cash flows.

     o Revenue Recognition. Revenues from continuing operations are generated from the following activities: software maintenance & support, consulting services and product installation and training. Software maintenance and support services are billed on a monthly basis and revenue recognized in the month that services are rendered. Consulting services revenue is recognized and billed upon completion of customer specified tasks. Installation and training services are stipulated and performed in accordance with a signed contract with the customer. These contracts require customers to pay an upfront non-refundable deposit, which is recorded as deferred revenue until the applicable services are performed. Contract revenue is recognized throughout the performance of the contract on a percentage-of-completion basis. Hardware sales revenue is recognized upon shipment of the hardware to the customer.

     o Equipment. The Company utilizes significant amounts of equipment in providing service to its customers. Equipment is depreciated using the straight-line method over the estimated useful life of the equipment. Changes in technology or changes in the intended use of equipment may cause the estimated period of use or the value of these assets to change. Management performs an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of equipment.

     o   Goodwill.   Management   annually   evaluates  goodwill  for  potential
         impairment indicators. If impairment indicators exist, the impairment is measured in accordance with FASB 142. Management's judgment regarding the existence of impairment indicators are based on legal factors and market and operational conditions. Future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired. Goodwill is not amortized, but instead is subject to impairment tests quarterly.

     o Capitalization of Software Expense. Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed are expensed as research and development. Once technological feasibility is established, costs are capitalized until the product is available for general release to customers. In the last two fiscal years the Company developed several key stand-alone products that were incorporated into the ADMS software. Amortization is determined based on the straight-line method over the remaining estimated useful life of the product.

Item 7.   Financial Statements

         The Company's consolidated financial statements and associated notes are set forth following the signature page beginning on Page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of management, including the principal executive officer, president and principal financial officer, management conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005. Based on this evaluation, the principal executive officer, president and principal financial officer concluded that the disclosure controls and procedures are effective in alerting them, in a timely basis, to material information relating to the Company required to be included in reports filed or submitted under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

Item 8B.  Other Information.

         The Company and RiverPark Three, LLC, a Utah limited liability company entered into a certain Office Lease (the "Lease") as of January 21, 2005 located at 10757 South River Front Parkway, Suite 400, South Jordan, Utah 84095. The Company intends to conduct all of its corporate, administrative, and research and development activities on the leased premises.

         The Lease is for five (5) years commencing on August 1, 2005 unless the landlord has not fulfilled its construction obligations. Rental payments are for each month as follows: $38,115.85 (first year), $39,157.27 (second year), $40,198.68 (third year), $41,240.10 (fourth year) and $42,281.52 (fifth year).
In addition, the Company is required to pay a pro rata share of operating expenses for the property.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

         Each director serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. Certain information with respect to each of the directors of the Company is set forth below.

              Name             Age                       Position                   Director Since
------------------------    -----------    ----------------------------------    ---------------------
Alan Rudd                       53         Chief Executive Officer, Chairman     January 2000
                                           of the Board
Richard Holland                 44         President, Director                   November 2000

Bryan T. Allen                  38         Director                              August 2000

Paul Henriod                    52         Director                              December 2004

Kent A. Misener                 53         Director                              December 2004

         The following paragraphs set forth certain biographical information about each of the foregoing:

         ALAN RUDD joined the Company as Chairman and Chief Executive Officer on January 1, 2000. Rudd brings more than 20 years experience in the computer industry to the Company. From March 1996 to November 1999, Rudd was the Chief Executive Officer of Vinca Corporation, a Utah-based company that provided continuous availability software for Microsoft, Novell and IBM distributed network platforms. In recognition of his achievements at Vinca, Rudd was named Utah's 1999 Entrepreneur of the Year. Vinca was acquired by Legato Systems of Palo Alto, California on July 31, 1999.

         Prior to joining Vinca Corporation, Rudd spent 10 years in senior management positions at Novell. His positions at Novell included Legal Counsel, Regional Sales Manager, Area Sales Director and Vice President of OEM Operations.

         Rudd has a Bachelor's degree in Business Administration and Finance, as well as a Juris Doctorate from Brigham Young University. Following law school, he spent 7 years as in-house legal counsel for several corporations, including State Farm Insurance and Prime Computer, before joining Novell and moving into corporate management.

         RICHARD HOLLAND joined the Company as a director and Vice President in November 2000 and has been President of the Company since April 2001. Holland was formerly the President and co-founder of Ensign Information Systems and has been designing and developing technology systems for more than 23 years. As co-founder of Ensign, Holland was the chief architect of the Company's software product - a fully integrated business management system that provides improved communications, customer relationships and profitability for its customers.

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

         BRYAN T. ALLEN is outside counsel to the Company and has served as a director of the Company since August 2000. Allen is a shareholder at the law firm of Parr Waddoups Brown Gee & Loveless in Salt Lake City, Utah, where he advises clients on corporate, securities, acquisition and other business matters. Prior to joining Parr Waddoups, Allen was a partner at the law firm of Stoel Rives, LLP in Salt Lake City, Utah. Allen is a former Chairman of the Securities Section of the Utah State Bar. Allen received bachelor degrees, summa cum laude, from the University of Utah in Economics and Chinese Studies, received a Masters degree in religion, cum laude, from the Yale Divinity School, and received his Juris Doctorate from Yale Law School.

         PAUL HENRIOD has served as a director of the Company since December 2004. Henriod is the President of eReinsure, the leading provider of web-hosted technologies for the reinsurance industry. Prior to joining eReinsure in 2000, Henriod held several management positions with AON Insurance, including Managing Director of AON Technology Group, President of AON Risk Services of Utah and President of AON Risk Services of Colorado. Prior to AON, Henriod owned and managed ITA Insurance, one of the nation's leading insurance firms dedicated to the technology industry.

         KENT A. MISENER has served as a director of the Company since December 2004. Since 1983, Misener has been the Treasurer and Chief Investment Officer of Deseret Mutual Benefit Administrators, with approximately $4 billion in assets under management. He is also a member of the board of directors of Deseret First Federal Credit Union CUSO and a member of the investment committees of various nonprofit corporations, including Intermountain Healthcare. Misener is a CFA Charterholder and a member of the Salt Lake City Society of Financial Analysts.

         No family relationship exists among any of the directors or executive officers of the Company.

Meetings and Committees

         During the fiscal year ended March 31, 2005, the Company's Board of Directors (the "Board") held formal meetings and also met informally on numerous occasions to approve relevant matters by written consent. All incumbent directors attended at least 75% of all Board meetings and applicable committee meetings.

         The entire Board currently serves as the audit committee of the Company. Only Messrs. Henriod and Misener satisfy the independence requirements applicable to audit committees of listed companies. In addition, the Board has determined that the audit committee does not have a member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-B. In order to save limited capital over the last several years, the Company has chosen not to offer significant cash compensation to its directors. The absence of significant cash compensation makes recruiting persons that are not otherwise interested in the Company more difficult. For these reasons, the Company does not have on its Board a person that would qualify as an audit committee financial expert. Now that the Company has reported net income for a full fiscal year and is preparing for the possibility of applying for listing on the Nasdaq SmallCap Market or the American Stock Exchange, the Company expects to add additional independent directors and, as part of that process, may recruit a person that qualifies as an audit committee financial expert.

         The Company does not presently have a standing nominating committee or compensation committee. The Company does not have a nominating committee charter or a compensation committee charter. During fiscal 2006, the Board expects to organize and adopt charters for such committees.

Directors' Compensation

         Directors, who are not officers of the Company, do not receive any regular compensation for their service on the board of directors. Directors, who are officers of the Company, receive no additional compensation for their service as a director of the Company. Directors are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. See "Item 12. Certain Relationships and Related Transactions."

Directors of the Company are entitled to participate in the Company's stock incentive plan. During the fiscal year ended March 31, 2005, the Company did not grant any options to purchase shares of its common stock to any of its directors.

Executive Officers and Key Employees

         In addition to Messrs. Rudd and Holland, whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officers and key employees of the Company:

              Name               Age                       Position                       Officer Since
-------------------------     -----------    -------------------------------------     ---------------------
Leland H. Boardman                49         Vice President of Operations and          April 2005
                                             Chief Financial Officer

Blake Nielson                     45         Vice President of Client Services         November 2000


David D. Jenkins                  49         Vice President of Marketing               November 2003

         LELAND H. BOARDMAN has been the Vice President of Operations and Chief Financial Officer of the Company since April 2005. Boardman is a certified public accountant with more than 24 years of experience working with both private and public companies, as well as working in public accounting. Boardman most recently was the Vice President of Operations for Sorenson Medical, Inc., a privately-held manufacturer of disposable medical products, where he served for 3 years. Prior to working with Sorenson, Boardman served over 8 years as the Chief Accounting Officer for Ballard Medical Products, a wholly-owned subsidiary of Kimberly Clark Corporation. Before joining Ballard, Boardman was a Senior Manager with Deloitte and Touche, LLC, an international public accounting firm, where he worked for over 12 years. Boardman holds a bachelor's degree in Accounting from the University of Utah.

         BLAKE NIELSON has been the Vice President of Client Services of the Company since November 2000. Nielson was a founder of Ensign Information Systems and brings over 14 years of experience in client services with other automotive industry related companies. He is responsible for customer satisfaction through successful product installations, client training and ongoing product support and maintenance. Before joining the Company, Nielson worked as Vice President of Operations for Ensign Information Systems from 1994 to 2000. Before Ensign, Nielson was the Regional Director of Client Services for Sunguard Business System, beginning in 1992. Prior to joining Sunguard, Nielson was Head of Client Services for Advanced Computer Systems, from 1990 to 1992. Nielson has a Bachelors degree from Brigham Young University in Financial Planning and is an AS/400 Certified Specialist. He also served one term on the Internal Revenue Service Technology Committee.

         DAVID D. JENKINS has been Vice President of Marketing for the Company since November 2003. Prior to joining the Company, Jenkins worked for Vinca Corporation (and then its purchaser, Legato Systems, Inc.) for 7 years managing the multi-OEM sales relationship with Novell. Jenkins has also had experience selling software to many large worldwide corporations including US Air,

Northwest Airlines, Martin Marietta, Jet Propulsion Laboratories, Luxor Hotel and Casinos, and 3 Com Corporation. Jenkins has a Bachelors degree from Utah State University and an MBA from Brigham Young University.

Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as, persons who beneficially own more than ten percent of the common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that the following forms were delinquent or were not filed during the most recent fiscal year or prior years (to the extent not previously disclosed):
Richard Holland, the President of the Company and a director, entered into transactions on March 26, 2004, April 19, 2004, May 19, 2004 and June 15, 2004, all of which were required to be reported within two business days and none of which was reported until October 1, 2004.

Code of Ethics

         The Company has adopted the "Arkona Code of Ethics and Conduct," which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, and/or persons performing similar functions, as defined in Item 406 of Regulation S-B under the Securities Exchange Act of 1934. The Company posts the Code of Ethics and Conduct and any amendments to or waivers from the Code Ethics on our website at www.arkona.com under "Investor Relations."

Item 10.   Executive Compensation

Summary Compensation Table

         The following table summarizes the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, as well as the four most highly compensated executive officers of the Company whose aggregate compensation for the fiscal year ended March 31, 2005 exceeded $100,000 (collectively, the "Named Executive Officers").


                                                                              Long Term Compensation
                                                                        -----------------------------------
                                              Annual Compensation                Awards           Payouts
                                                                                 ------           -------
                                         ------------------------------

                                                               Other                 Securities
                                                              Annual    Restricted   Underlying              All Other
                                                              Compen-      Stock      Options/      LTIP      Compen-
          Name and                        Salary     Bonus    sation     Award(s)       SARs      Payouts     sation
     Principal Position         Year        ($)       ($)       ($)         ($)          (#)        ($)         ($)
----------------------------- ---------- ---------- -------- ---------- ------------ ------------ --------- ------------
Alan Rudd,                    03/31/05    255,000     --        --          --           --          --     22,917 (1)
Chief Executive Officer and   03/31/04    215,625     --        --          --         250,000       --         --
Chairman of the Board         03/31/03    195,750     --        --          --           --          --         --

Richard Holland,              03/31/05    200,000     --        --          --           --          --         --
President and Director        03/31/04    172,500     --        --          --        1,200,000      --         --
                              03/31/03    171,250     --        --          --           --          --         --

Stephen L. Russo,             03/31/05    159,567     --        --          --         105,000       --         --
Vice President of             03/31/04    137,750     --        --          --         100,000       --         --
Operations and Chief          03/31/03    136,083     --        --          --           --          --         --
Financial Officer

Blake Nielson,                03/31/05    142,083     --        --          --           --          --         --
Vice President of Client      03/31/04    123,333     --        --          --         250,000       --         --
Services                      03/31/03    115,000     --        --          --           --          --         --

David D. Jenkins,             03/31/05    132,500     --        --          --         100,000       --         --
Vice President of Marketing   03/31/04    117,545     --        --          --         85,000        --         --
                              03/31/03    110,000     --        --          --           --          --         --

     (1) Represents $22,917 of deferred compensation from fiscal years 2001 and 2002, paid in fiscal year 2005.

     (2) Mr. Russo resigned as Vice President of Operations and Chief Financial Officer in April 2005.

         Option Grants in Last Fiscal Year

         The following table sets forth individual grants of options to acquire shares of common stock made by the Company to the Named Executive Officers during the fiscal year ended March 31, 2005. No SARs were granted to any Named Executive Officer during the fiscal year ended March 31, 2005.

                                     Number of          Percent of Total
                                     Securities        Options Granted to
                                 Underlying Options    Employees in Fiscal
             Name                      Granted                Year              Exercise Price       Expiration Date
-------------------------------  ------------------    -------------------      --------------       ---------------
Stephen L. Russo,
Vice President of Operations       105,000 (1) (2)            8.2%                   $0.60            7/01/2014 (2)
and Chief Financial Officer
(2)

David D. Jenkins,
Vice President of Marketing          100,000 (1)              7.8%                   $0.60              7/01/2014


     (1) Such options become exercisable 40% on 7/01/2005, 30% on 7/01/2006 and 30% on 7/01/2007.

     (2) Mr. Russo resigned as Vice President of Operations and Chief Financial Officer in April 2005. The options granted to him during fiscal 2004 expired by their terms 30 days following his resignation.

Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table provides information regarding options held by the Named Executive Officers as of March 31, 2005 and options exercised by them during the year ended March 31, 2005:

                                                          Number of Securities
                        Securities                   Underlying Unexercised Options        Value of Unexercised
                       Acquired on     Aggregate                   at                     In-the-Money Options at
  Name and Position      Exercise        Value               March 31, 2005                 March 31, 2005 (1)
                           (#)         Realized      Exercisable      Unexercisable    Exercisable    Unexercisable
                                          ($)            (#)              (#)              ($)             ($)
---------------------- ------------- --------------  -------------- ----------------- -------------- -----------------
Alan Rudd,
Chief Executive                                        100,000         150,000          $46,000         $69,000
Officer and Chairman                                 (2) 70,000                       (2) $25,200
of the Board

Richard Holland,
President and          166,500          $96,280        880,000         720,000         $354,800         $331,200
Director                                             (2) 600,000                     (2) $216,000

Stephen L. Russo,
Vice President of                                      90,000          165,000          $36,400         $33,900
Operations and Chief                                 (2) 520,000                     (2) $187,200
Financial Officer (3)

Blake Nielson,
Vice President of                                      350,000         150,000         $136,000         $69,000
Client Services

David D. Jenkins,
Vice President of                                      246,500         151,000          $92,140         $29,460
Marketing


     (1) On March 31, 2005, the closing sale price for a share of the Company's common stock on the OTC Bulletin Board was $0.66.

     (2) Represents options to purchase outstanding common stock for which the Company will not be required to issue any additional shares if such options are exercised. See "Item 12. Certain Relationships and Related Transactions."

     (3) Mr. Russo resigned as Vice President of Operations and Chief Financial Officer in April 2005.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         In connection with the purchase of the assets of Ensign Information Systems in November 2000, the Company entered into an Employment Agreement (the "Holland Agreement") with Richard Holland, currently the President of the Company. The fixed term of the Holland Agreement has expired; however, parts of the Holland Agreement, including the confidentiality, non-competition and invention ownership provisions, continue to govern Mr. Holland's relationship with the Company.

         In connection with the purchase of the assets of Ensign Information Systems in November 2000, the Company entered into an Employment Agreement (the "Nielson Agreement") with Blake Nielson, currently the Vice President of Client Services of the Company. The fixed term of the Nielson Agreement has expired; however, parts of the Nielson Agreement, including the confidentiality, non-competition and invention ownership provisions, continue to govern Mr. Nielson's relationship with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is certain information, as of March 31, 2005, about the number of shares of common stock subject to options, warrants and other rights granted, or that may be granted, under compensation plans adopted by the Company.

                                                                                          Number of securities
                                                                                         remaining available for
                             Number of securities to be    Weighted-average exercise      future issuance under
                               issued upon exercise of       price of outstanding       equity compensation plans
                                outstanding options,         options, warrants and        (excluding securities
       Plan category             warrants and rights                rights              reflected in column (a))
---------------------------  ---------------------------  ---------------------------  ---------------------------
                                         (a)                          (b)                          (c)
Equity compensation plans
approved by security
holders (1)                           8,254,092                     $0.303                      3,095,000

Equity compensation plans
not approved by security
holders                                  N/A                          N/A                          N/A

Total                                 8,254,092                     $0.303                      3,095,000

(1) Does not include secondary options with respect to shares of the Company's common stock granted to certain officers, directors and employees by shareholders of the Company. See "Item 12. Certain Relationships and Related Transactions."

Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth information, as of June 1, 2005, each person who beneficially owns more than 5% of the Company's outstanding common stock or Series B preferred stock, and information as to the ownership of common stock or Series B preferred stock by each person serving as a director or Named Executive Officer of the Company as of March 31, 2005. Except as otherwise indicated in the footnotes to this table, all shares are owned directly and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.

                                                                                        Beneficial Ownership of
                                          Beneficial Ownership of Common Stock          Series B Preferred Stock
                                          -------------------------------------    --------------------------------------
                                            Ownership Amount                        Ownership Amount
                                             and Nature of                           and Nature of
                                               Beneficial          Percentage          Beneficial            Percentage
  Name and Address of Beneficial Owner        Ownership(1)        Ownership (2)(         Ownership(1)       Ownership(3)
----------------------------------------  -------------------  ----------------    -------------------    ---------------
Alan Rudd, CEO and Chairman of the Board
10542 South Jordan Gateway
South Jordan, Utah  84095                     8,245,189(4)            21.8%               N/A                N/A


Richard Holland, President and Director
10542 South Jordan Gateway
South Jordan, Utah   84095                    1,860,000(5)            4.9%                N/A                N/A


Stephen L. Russo, Vice President of
Operations and CFO (until April 2005)
10542 South Jordan Gateway
South Jordan, Utah   84095                     640,000(6)             1.7%                N/A                N/A


Blake Nielson, Vice
President of Client Services
10542 South Jordan Gateway
South Jordan, Utah   84095                     678,000(7)             1.8%                N/A                N/A

David D. Jenkins, Vice President of
Marketing
10542 South Jordan Gateway
South Jordan, Utah   84095                     272,000(8)             0.7%                N/A                N/A

Bryan T. Allen, Director
201 South Main Street
Suite 1100
Salt Lake City, UT  84111                      138,000(9)             0.4%                N/A                N/A


Paul Henriod, Director
1835 Laird Avenue
Salt Lake City, Utah  84108                  3,424,243(10)            9.0%                N/A                N/A

                                                                                        Beneficial Ownership of
                                          Beneficial Ownership of Common Stock          Series B Preferred Stock
                                          -------------------------------------    --------------------------------------
                                            Ownership Amount                        Ownership Amount
                                             and Nature of                           and Nature of
                                               Beneficial          Percentage          Beneficial            Percentage
  Name and Address of Beneficial Owner        Ownership(1)        Ownership (2)(         Ownership(1)       Ownership(3)
----------------------------------------  -------------------  ----------------    -------------------    ---------------
All officers and directors                     15,257,432             40.3%               N/A                N/A

   5% Series B Preferred Shareholders
   (Who are not Executive Officers or
               Directors)

Larry Battison
P.O. Box 1465
Duncan, OK  73534                                 N/A                  N/A               50,000              8.6%

B. Joe Clayton 4600 Clinton Hwy.
Knoxville, TN  37912                              N/A                  N/A               50,000              8.6%

Chapman Automotive Group
6601 East McDowell Road
Scottsdale, AZ  85257                             N/A                  N/A               50,000              8.6%

Donald Ray Herring
4225 W. Plano Parkway
Plano, TX  75093                                  N/A                  N/A               50,000              8.6%

Anne K. Swope
1100 North Dixie
Elizabethtown, KY  42701                          N/A                  N/A               75,000             13.0%

Robert Woodhouse
2171 S. Hwy. 30
Blair, NE  68008                                  N/A                  N/A               50,000              8.6%

Lance Pittack
P.O. Box 546
Blair, NE  68008                                  N/A                  N/A               50,000              8.6%

Paul Cech
P.O. Box 546
Blair, NE  68008                                  N/A                  N/A               50,000              8.6%

H2 Land Trust
P.O. Box 467
Pontiac, IL  61764                                N/A                  N/A              100,000             17.3%

     (1) Beneficial ownership for each person holding options, warrants or other rights exercisable within 60 days of June 1, 2005 has been included as though shares of common stock or Series B preferred stock, as applicable, were outstanding.

     (2) The percentage indicated represents the number of shares of common stock, together with the number of shares of common stock subject to warrants and options to purchase common stock exercisable within 60 days held by the indicated person divided by the sum of (a) the number of shares subject to options and warrants to purchase common stock exercisable by such shareholder within 60 days of June 1, 2005 and (b) 32,169,670, which is the number of shares of common stock issued and outstanding as of June 1, 2005.

     (3) The percentage indicated represents the number of shares of Series B preferred stock held by the indicated person divided by 575,000, which is the number of shares of Series B preferred stock issued and outstanding as of June 1, 2005.

     (4) Includes 175,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table, 70,000 secondary options granted by shareholders of the Company (See "Item 12. Certain Relationships and Related Transactions") and 940,000 warrants in connection with the issuance of convertible debt (See "Item 12. Certain Relationships and Related Transactions").

     (5) Includes 1,240,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table and 420,000 secondary options granted by shareholders of the Company (See "Item 12. Certain Relationships and Related Transactions").

     (6) Includes 120,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table and 520,000 secondary options granted by shareholders of the Company (See "Item 12. Certain Relationships and Related Transactions").

     (7) Includes 425,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table.

     (8) Includes 272,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table.

     (9) Includes 138,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table.

     (10) Includes  1,409,092 warrants to purchase common stock.

Item 12.  Certain Relationships and Related Transactions

         During the year ended March 31, 2004, the Company raised $575,000 by selling 575,000 shares of Series B preferred stock at $1.00 per share to a group of thirteen (13) investors, nine (9) of which, following the purchase, beneficially owned 5% or more of the Company's 575,000 outstanding shares of Series B preferred stock.

         Each share of Series B preferred stock is convertible to five (5) common shares at the option of the preferred shareholder. Each share of Series B preferred stock receives the same dividends as common stock on an "as converted" basis. Shares of Series B preferred stock carry a liquidation preference equal to the price per share of Series B preferred stock, plus accrued and unpaid dividends on each share. In the event of a merger or liquidation, the balance of proceeds is paid to the holders of the common stock. If not earlier converted into common stock, shares of Series B preferred stock are redeemable with thirty
(30) days advance notice at the option of the Company after June 30, 2008. Each share of Series B preferred stock has one (1) vote and votes together as a class with common stock, except that the shares of Series B preferred stock vote separately as a class for (i) any adverse change to the rights, preferences and privileges of the Series B preferred stock, (ii) any increase or decrease in the number of authorized shares of Series B preferred stock.

         Certain founding shareholders of the Company obtained common stock in return for contributions and development of the Company's predecessor, Arkona, L.L.C., which was subsequently merged into the Company. These founding shareholders received a total of 7,523,000 shares of common stock and, then, collectively, entered into an agreement (the "Caldera Agreement") with Caldera Holdings, LLC ("Caldera"), wherein Caldera was given the right to grant secondary options to third parties with respect to 3,761,500 (subsequently reduced to 1,550,000) of such shares in order to encourage the development and increased productivity of the Company. Holders of the shares underlying the secondary options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to the Caldera Agreement with the founding shareholders so long as the Caldera Agreement remains in place. The right of Caldera to grant secondary options expired in January 2003; however, Caldera retains voting power with respect to the underlying shares. The secondary options have an exercise price of $.30 per share and expire prior to December 31, 2006. As an inducement to certain of the officers of Arkona to join the Company, Caldera granted secondary options to Alan Rudd (70,000 options), Richard Holland (600,000 options) and Stephen L. Russo (520,000 options).

         During the years ended March 31, 2005 and 2004, Bryan Allen, Director, was a partner with Stoel Rives LLP and then Parr Waddoups Brown Gee & Loveless. Mr. Allen, and his law firms, provide legal services to the Company. During each of the years ended March 31, 2005 and 2004, such laws firms billed the Company approximately $51,000 and $34,600, respectively, in legal services.

         Prior to fiscal year 2004, Alan Rudd, Chief Executive Officer and Director, loaned the Company an aggregate of $150,000 at an interest rate of 12% per annum. Outstanding principal and interest on such loans were convertible into units, comprised of one share of common stock and one warrant to purchase common stock at an exercise price of $.20 per share during the five-year period following issuance, at a rate of $0.20 per unit. During the year ended March 31, 2004, Mr. Rudd converted all outstanding principal and interest under such loans into an aggregate of 940,000 shares of common stock and 940,000 warrants to purchase common stock.

         During the years ended March 31, 2005 and 2004, the Company granted 205,000 and 1,975,000, respectively, options to purchase common stock to executive officers and directors. The options vest 40% on the first anniversary of the grant date, 30% on the second anniversary and 30% on the third anniversary. The options have exercise prices ranging between $0.20 and $0.60 per share and are exercisable at any time within ten (10) years of the grant date.

Item 13.  Exhibits.

   Exhibit
    Number                       Title of Document                                         Location
---------------    ----------------------------------------------    ----------------------------------------------------
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

     10.1          2001 Stock Incentive Plan, as amended             File herewith

     10.2          Master Lease between Parkway Tower, L.L.C.        Incorporated   by   reference  to  Annual  and  the
                                                                     Company.  Report on Form 10-KSB  filed with the SEC
                                                                     on July 14, 2000, File No. 0-24372

     10.3          Office Lease between RiverPark Three, LLC         Filed herewith
                   and the Company

     10.4          Employment Agreement with Richard Holland         Incorporated   by   reference   to  the   Company's
                                                                     Quarterly  Report on Form 10-QSB filed with the SEC
                                                                     on November 14, 2000, File No. 0-24372

     10.5          Employment Agreement with Blake Nielson           Incorporated   by   reference   to  the   Company's
                                                                     Quarterly  Report on Form 10-QSB filed with the SEC
                                                                     on November 14, 2000, File No. 0-24372

     23.1          Consent of Independent Auditors                   Filed herewith

     31.1          Certification of Chief Executive Officer          Filed herewith
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

   Exhibit
    Number                       Title of Document                                         Location
---------------    ----------------------------------------------    ----------------------------------------------------
     31.2          Certification of Chief Financial Officer          Filed herewith
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

     32.1          Certifications of Chief Executive Officer         Filed herewith
                   pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

     32.2          Certifications of Chief Financial Officer         Filed herewith
                   pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002


Item 14.   Principal Accountant Fees and Services

         Audit Fees

         The Company's independent auditor for the years ended March 31, 2005 and 2004 was Mantyla McReynolds, P.C. ("Mantyla McReynolds"). The aggregate fees for professional services rendered by Mantyla McReynolds in connection with its audit of the Company's consolidated financial statements $14,666 and $11,437 for the years ended March 31, 2005 and 2004, respectively.

         Audit Related Fees

         The aggregate fees for professional services rendered by Mantyla McReynolds for audit related services were $4,024 and $1,528 for the years ended March 31, 2005 and 2004, respectively.

         Tax Fees

         The aggregate fees for tax related professional services rendered by Mantyla McReynolds were $1,875 and $2,191 for the years ended March 31, 2005 and 2004, respectively.

         All Other Fees

         Mantyla McReynolds did not provide to the Company any other material services during the years ended March 31, 2005 and 2004.

         Audit Committee Pre-Approval Policies

         The Board, acting as the audit committee, has established pre-approval policies and procedures that would not permit engagement of accountants to render audit or non-audit services without prior approval of the Board. As a result, all engagements of the independent auditors to render audit or non-audit services were approved by the Board.

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

                   Date: July 14, 2005
                         -------------

                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature to this Form 10-KSB appears below hereby constitutes and appoints Alan Rudd and Leland H. Boardman, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

                    Signature                                      Title                             Date
                    ---------                                      -----                             ----

                                                     Chief Executive Officer and                July 14, 2005
           /s/ Alan Rudd                             Director (Principal Executive
--------------------------------------------         Officer)
     Alan Rudd


           /s/ Richard Holland                       President, Vice President of               July 14, 2005
--------------------------------------------         Engineering and Director
     Richard Holland


           /s/ Leland H. Boardman                    Chief Financial Officer                    July 14, 2005
--------------------------------------------         (Principal Financial and
     Leland H. Boardman                              Accounting Officer)



          /s/ Bryan T. Allen                         Director                                   July 14, 2005
--------------------------------------------
     Bryan T. Allen

                                                     Director                                   July 14, 2005
--------------------------------------------
     Paul Henriod

                                                     Director                                   July 14, 2005
--------------------------------------------
     Kent A. Misener

                                      -37

                                  ARKONA, INC.

                             March 31, 2005 and 2004

             Report of Independent Registered Public Accounting Firm

                                       and

                              Financial Statements

                                  ARKONA, INC.

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----

Report of Independent Registered Public Accounting Firm....................................F-2

Balance Sheets as of March 31, 2005 and 2004...............................................F-4

Statements of Operations For the Years Ended March 31, 2005, 2004 and 2003.................F-6

Statements of Stockholders' Equity/(Deficit) For the Years Ended
       March 31, 2005, 2004 and 2003.......................................................F-7

Statements of Cash Flows For the Years Ended March 31, 2005, 2004 and 2003.................F-8

Notes to Financial Statements.............................................................F-10

                                  ARKONA, INC.



             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders of Arkona, Inc.:

         We have audited the accompanying balance sheets of Arkona, Inc., as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years in the period ended March 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control control over financial reporting. Out audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkona, Inc., as of March 31, 2005 and 2004, and the results of operations and cash flows for years ended March 31, 2005, 2004, and 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ MANTYLA McREYNOLDS, LLC
-------------------------------
MANTYLA McREYNOLDS, LLC
Salt Lake City, Utah
July 23, 2005


                                  ARKONA, INC.
                                 Balance Sheets
                                 As of March 31,


                                                                Notes                2005             2004
                                                                -----                ----             ----
ASSETS
Current Assets:
     Cash and Cash Equivalents                                   1               $   141,179      $   361,954
     Accounts Receivable (less allowance for
         doubtful accounts of $75,000 and
         $30,134, respectively)                                  1                   464,426          489,602
     Employee Advances                                                                17,091           41,668
     Prepaid Expenses                                                                  3,500           11,620
                                                                                --------------   --------------
     Total Current Assets                                                            626,196          904,844
                                                                                --------------   --------------
Property and Equipment - net                                     5                   359,810          220,778
                                                                                --------------   --------------
Other Assets:
     Deferred Tax Asset                                       1, 2                 5,039,237        1,560,000
     Capitalized Software Costs - net                         1, 3                   804,549          560,183
     Goodwill - net                                              6                   156,622          156,622
     Deposits                                                    8                   122,080           79,580
     Other - net                                                                        --             27,086
                                                                                --------------   --------------
     Total Other Assets                                                            6,122,488        2,383,471
                                                                                --------------   --------------

Total Assets                                                                     $ 7,108,494      $ 3,509,093
                                                                                ==============   ==============


                See accompanying notes to financial statements.

                                  ARKONA, INC.
                                 Balance Sheets
                                 As of March 31,

                                                         Notes          2005             2004
                                                         -----          ----             ----

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                             $    156,076    $    157,779
     Accrued Liabilities                                               238,450         192,781
     Deferred Revenue                                        1         200,326         139,019
                                                                  ------------    ------------
     Total Current Liabilities                                         594,852         489,579
                                                                  ------------    ------------

Long-Term Note Payable                                      14          50,000          50,000
                                                                  ------------    ------------

Total Liabilities                                                      644,852         539,579
                                                                  ------------    ------------
Stockholders' Equity:                               10, 12, 13
     Preferred Stock ($.001 par value; authorized
         10,000,000 shares; issued and outstanding
         575,000 shares)                                     7             575             575
     Common Stock ($.001 par value; authorized
         50,000,000 shares; issued and outstanding
         32,169,670 and 31,565,670, respectively)                       32,170          31,566
     Additional Paid-In Capital                                     23,394,632      23,188,211
     Unearned Compensation - stock options                  10         (19,357)           --
     Accumulated Unrealized Losses on
         Investments                                         1            --           (16,942)
     Accumulated Deficit                                     9     (16,944,378)    (20,233,896)
                                                                  ------------    ------------
     Total Stockholders' Equity                                      6,463,642       2,969,514
                                                                  ------------    ------------

Total Liabilities & Stockholders' Equity                          $  7,108,494    $  3,509,093
                                                                  ============    ============


See accompanying notes to financial statements


                                  ARKONA, INC.
                            Statements of Operations
                          For the Years Ended March 31,

                                    Notes             2005           2004            2003
                                  ---------      ------------    ------------    ------------
Revenues:
     Installation                       1        $  2,962,280    $  2,726,264    $  1,496,073
     Monthly Support & Maintenance                  3,955,582       2,361,090       1,377,145
     Hardware                                         324,851          82,560          38,624
     Other                                             11,948         180,439         160,440
                                                 ------------    ------------    ------------
     Total Revenues                                 7,254,661       5,350,353       3,072,282

Cost of Sales                                       3,811,775       2,424,654       1,531,706
                                                 ------------    ------------    ------------
Gross Profit                                        3,442,886       2,925,699       1,540,576

Operating Expenses:
     Sales, Marketing & General
         Administrative              1, 4           2,958,382       2,023,666       2,468,599
     Research & Development                           721,069         501,423         635,922
                                                 ------------    ------------    ------------
     Total Operating Expenses                       3,679,451       2,525,089       3,104,521

Net Income (Loss) From Operations                    (236,565)        400,610      (1,563,945)

Other Income (Expense)
         Other income                                   2,038            --                 1
         Gain on sale of patent rights                 72,915            --              --
         Interest expense                             (11,164)        (41,712)        (34,880)
         Realized loss on investment                  (16,942)           --              --
                                                 ------------    ------------    ------------
Income (Loss) Before Income Taxes                    (189,718)        358,898      (1,598,824)

Income Tax Benefit                      2           3,479,237       1,560,000            --
                                                 ------------    ------------    ------------
Net Income (Loss)                                $  3,289,519    $  1,918,898    $ (1,598,824)
                                                 ============    ============    ============


Basic Earnings per Common Share:
     Net Income (Loss)                           $      0.103    $      0.064    $     (0.061)
     Average Number of Shares
           Outstanding              1, 16          31,956,688      29,755,709      26,122,740

Diluted Earnings per Common Share:
     Net Income (Loss)                           $      0.085    $      0.055    $     (0.061)
     Average Number of Shares
           Outstanding              1, 16          38,926,858      35,194,012      26,122,740



See accompanying notes to financial statements

                                  ARKONA, INC.
                  Statements of Stockholders' Equity/(Deficit)
                          For the Years Ended March 31,
                                  (split table)


                                                                                       Additional
                          Preferred       Preferred        Common         Common        Paid-In
                            Shares          Stock          Shares          Stock        Capital
                          ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2002           --             --       23,842,798   $     23,843  $  20,672,508

Prior period
adjustment - error in
recording amortization
of software costs                 --             --             --             --             --

Issued shares for cash
at $0.30 per share                --             --          200,000            200         59,800

Issued shares from
warrants for cash at
$0.33 per share                   --             --          303,030            303         99,697

Issued shares for cash
at $0.20 per share                --             --        3,890,000          3,890        774,110

Issued shares for debt
at $0.20 per share                --             --          200,000            200         39,862


Net loss                          --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2003           --             --       28,435,828   $     28,436   $ 21,645,977

Issued stock for cash
at $1.00 per share             575,000            575           --             --          574,425

Issued shares to
settle debt at $0.20
and $0.30 per share               --             --        1,374,415          1,374        316,564

Issued shares for
cash  at $0.15 to
$0.60 per share                   --             --        1,665,927          1,666        616,235

Issued shares for
options exercised at
$0.30 and $0.47 per
share                             --             --           89,500             90         35,010

Net income                        --             --
                          ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2004        575,000   $        575     31,565,670   $     31,566   $ 23,188,211


Issued shares for
options exercised at
$.20 and $.30 per share           --             --          474,000            474        127,726

Issued shares for cash
and services at $.40
to $.51 per share                 --             --          130,000            130         52,420

Unearned compensation             --             --             --             --           26,275

Compensation earned               --             --             --             --             --

Stock investment
write-off                         --             --             --             --             --

Net income                        --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2005        575,000   $        575     32,169,670   $     32,170   $ 23,394,632



See accompanying notes to financial statements

                                     F-6(A)

                                  ARKONA, INC.
                  Statements of Stockholders' Equity/(Deficit)
                          For the Years Ended March 31,
                             (split table concluded)


                              Unearned      Accumulated
                            Compensation     Unrealized                       Total
                                - Stock        Losses on     Accumulated    Stockholders'
                                Options       Investments      Deficit     Equity/(Deficit)
                            ------------    ------------    ------------   ---------------
Balance, March 31, 2002             --      $    (16,942)   $(20,783,233)   $   (103,824)

Prior period
adjustment - error in
recording amortization
of software costs                   --              --           229,262         229,262

Issued shares for cash
at $0.30 per share                  --              --              --            60,000

Issued shares from
warrants for cash at
$0.33 per share                     --              --              --           100,000

Issued shares for cash
at $0.20 per share                  --              --              --           778,000

Issued shares for debt
at $0.20 per share                  --              --              --            40,062


Net loss                            --              --        (1,598,824)     (1,598,824)
                            ------------    ------------    ------------    ------------

Balance, March 31, 2003             --      $    (16,942)   $(22,152,795)     (495,324)

Issued stock for cash
at $1.00 per share                  --              --              --           575,000

Issued shares to
settle debt at $0.20
and $0.30 per share                 --              --              --           317,938

Issued shares for
cash  at $0.15 to
$0.60 per share                     --              --              --           617,901

Issued shares for
options exercised at
$0.30 and $0.47 per
share                               --              --              --            35,100

Net income                          --              --         1,918,898       1,918,898
                            ------------    ------------    ------------    ------------
Balance, March 31, 2004             --      $    (16,942)   $(20,233,897)   $  2,969,513
                                                                                       0

Issued shares for
options exercised at
$.20 and $.30 per share             --              --              --           128,200

Issued shares for cash
and services at $.40
to $.51 per share                   --              --              --            52,550

Unearned compensation            (26,275)           --              --              --

Compensation earned                6,918            --              --             6,918

Stock investment
write-off                           --            16,942            --            16,942

Net income                          --              --         3,289,519       3,289,519
                            ------------    ------------    ------------    ------------
Balance, March 31, 2005     $    (19,357)   $       --      $(16,944,378)   $  6,463,642

See accompanying notes to financial statements.

                                     F-6(B)

                                  ARKONA, INC.
                            Statements of Cash Flows
                          For the Years Ended March 31,

                                                          2005           2004           2003
                                                      -----------    -----------    -----------
Cash Flows from Operating Activities:
     Net Income (Loss)                                $ 3,289,519    $ 1,918,898    $(1,598,824)
     Adjustments to Reconcile Net Income
         (Loss) to Net Cash Used by
         Operating Activities:
         Depreciation Expense                             115,760        104,684        116,406
         Amortization Expense                             134,034         63,073         47,499
         Bad Debt Expense                                  44,866          6,188         17,939
         Stock Compensation                                 6,918           --             --
         Realized (Gain) Loss on Investments              (55,973)          --             --
         Deferred Income Tax                           (3,479,237)    (1,560,000)
         Decrease (Increase) in Accounts Receivable       (19,690)      (412,244)        82,512
         Decrease (Increase) in Employee Advances          24,577        (22,279)        (9,136)
         Decrease (Increase) in Prepaid Expenses            8,120        (11,620)         4,574
         Increase (Decrease) in Accounts Payable           (1,703)      (189,509)        85,977
         Increase (Decrease) in Accrued Liabilities        45,669        (51,261)        33,656
         Increase (Decrease) in Deposits & Other          (42,500)       (66,375)          --
         Increase (Decrease) in Deferred Revenue           61,307        (33,414)        63,683
                                                      -----------    -----------    -----------
     Net Cash Provided by (Used in)
         Operating Activities                             131,667       (253,859)    (1,155,714)
                                                      -----------    -----------    -----------
Cash Flows from Investing Activities:
     Acquisition of Property and Equipment               (254,792)      (202,125)       (25,3332
     Cash from sale of intangible asset                   100,000           --             --
     Software Development Costs                          (378,400)      (357,311)          --
                                                      -----------    -----------    -----------
     Net Cash (Used in)
       Provided by Investing Activities                  (533,192)      (559,436)       (25,332)
                                                      -----------    -----------    -----------
Cash Flows from Financing Activities:
     Principal Increase (Decrease) in Notes Payable          --          (71,058)       141,001
     Proceeds from Issuance of Common Stock               180,750        653,000        938,062
     Proceeds from Issuance of Preferred Stock               --          575,000           --
                                                      -----------    -----------    -----------
     Net Cash Provided by Financing Activities            180,750      1,156,942      1,079,063
                                                      -----------    -----------    -----------

Net Increase (Decrease) in Cash                          (220,775)       343,647       (101,983)

Beginning Cash Balance                                    361,954         18,307        120,290
                                                      -----------    -----------    -----------
Ending Cash Balance                                   $   141,179    $   361,954    $    18,307
                                                      ===========    ===========    ===========

See accompanying notes to financial statements

                                  ARKONA, INC.
                            Statements of Cash Flows
                          For the Years Ended March 31,


                                        2005          2004           2003
                                        ----          ----           ----

Supplemental Disclosure Information:
Cash Paid for Interest               $ 11,164       $ 41,712       $ 34,880
Cash Paid for Income Taxes               --         $  5,441       $  1,831
Issued Stock for Debt                    --         $317,938       $ 40,062














See accompanying notes to financial statements

                                  ARKONA, INC.
                          Notes to Financial Statements


1.       Organization and Summary of Significant Accounting Policies

         Organization - Arkona, Inc. ("Arkona" or the "Company") was originally incorporated under the laws of the State of Delaware in 1992 as The Thorsden Group, Ltd. ("Thorsden"), for the purpose of seeking and acquiring business opportunities. In 1997, Thorsden acquired Arkona, Inc., a Utah corporation, as a wholly-owned subsidiary. Arkona, Inc. was in the business of developing software for remote synchronization and replication of databases. In 1999, Thorsden changed its name to
         Sundog Technologies, Inc. ("Sundog"). In 2000, Sundog acquired the business and assets of Ensign Information Systems, which developed and sold automobile dealership software. In 2001, Sundog abandoned its remote synchronization business, merged with its wholly-owned subsidiary, Arkona, Inc., and changed its name to Arkona.

         Income Taxes - The Company applies the provisions of SFAS No. 109, "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

         Net Income (Loss) Per Common Share - In accordance with SFAS No. 128, "Earnings per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents were not included in the computation of loss per common share for fiscal year 2003 because their inclusion was anti-dilutive.

         Cash & Cash Equivalents - For purposes of the statements of cash flows, the Company considers cash on deposit in banks and other unrestricted investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances in a local financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2005, the Company had cash in excess of the insured amount at this institution.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition - The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 clarifies application of generally accepted accounting principles to revenue transactions. During the course of business, the Company recognizes revenue for the following activities: Technical Support, Hardware Sales, Consulting Services, and Installation and Training associated with its Products. Support charges are billed monthly and are recognized as earned and stipulated in contracts with customers. Hardware Sales revenue is recognized when the goods are delivered to the customer. Consulting Services fees are recognized as services are rendered. Product Installation and Training revenue is recognized in accordance with the terms of each contract, generally on a percentage-of-completion basis. Advance deposits are deferred and recognized over the life of the contract, which is usually less than one month. Components of the Product Installation process include software licensing, training, forms programming, data conversion, and hardware installation.

         Accounts Receivable - Accounts receivable consist of amounts due from customers. The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

         Investment in Marketable Securities - Investments in marketable securities are "available-for-sale" and are recorded at fair market value with the associated adjustment recorded as an unrealized gain or loss. As of March 31, 2004, the unrealized loss is based on the original cost of the securities verses current market value. During fiscal year 2005, it was determined that the marketable securities held by the Company had no remaining value and, therefore, the securities were written off and the unrealized loss recognized.

         Software  Costs  -  Costs  incurred  to  establish  the   technological
         feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Capitalized costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products (determined to be five years). In addition, with the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets", capitalized software costs are tested for impairment each year along with other intangible assets. If impairment is determined, the amount of the impairment is written off in that year.

         Note Payable - The Company has a short term note payable to an auto dealership for the purchase of a small passenger van. The original note terms are for the note to be paid within six months. This liability is recorded as deferred revenue, which should be earned in the subsequent period.

         Advertising Costs - Advertising costs are charged to expense as incurred.

         Reclassifications - Certain reclassifications have been made to prior year balances in order to conform to current year classifications.

         Recent Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect. The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future.

2.       Income Taxes

         The Company has temporary differences and loss carry forward amounts as of the balance sheet date. The timing differences multiplied by the estimated tax rate, for the period the temporary differences are expected to reverse, become a deferred tax asset or liability.

         Reconciliation between income taxes at statutory tax rates (39%) and the actual income tax provision for continuing operations as of March 31, 2005 follows:

         Expected provision (based on statutory rates)         $    (73,990)
         Effect of:
            Non-deductible permanent differences                      4,098
            Increase/(decrease) in valuation allowance           (3,432,434)
            Increase in NOL carry forward                            23,089
                                                               ------------
         Total actual provision (benefit)                      $ (3,479,237)
                                                               ============


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2005 and 2004, are presented below.

                                                                            March 31, 2005        March 31, 2004
                                                                            ----------------      ---------------
              Deferred tax assets:
                  Allowance for bad debts                                   $        29,250       $       11,752
                  Net Operating loss carry forward                                5,532,745            5,519,534
                  Property and equipment, due to differences in
                  depreciation                                                       23,846               31,626
                  Intangibles, due to differences in amortization
                                                                                     74,312               50,068
                                                                            ----------------      ---------------
                  Gross deferred tax assets                                       5,659,783            5,612,980
                  Less valuation allowance                                          620,546            4,052,980
                                                                            ----------------      ---------------
                  Deferred tax assets                                             5,039,237            1,560,000

              Deferred tax liabilities                                                 --                   --
                                                                            ----------------      ---------------

              Net deferred tax assets                                       $     5,039,237       $    1,560,000
                                                                            ================      ===============

        The components of the provision (benefit) for income tax are as follows:

                                                                            March 31, 2005        March 31, 2004
                                                                            ----------------      ---------------
              Current expense (benefit):
                  Federal                                                   $         --          $        --
                  State                                                               --                   --

              Deferred expense (benefit):
                  Federal                                                       (3,033,181)          (1,360,000)
                  State                                                           (446,056)            (200,000)
                                                                            ----------------      ---------------

              Total provision (benefit) for income tax                      $   (3,479,237)       $  (1,560,000)
                                                                            ================      ===============

         The allowance has decreased $3,432,434 as of March 31, 2005. The decrease in the allowance is based on the weight of available evidence, that it is more likely than not that the deferred tax assets will be realized. Net operating loss carry forwards expire through 2025.
         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, 2005 will be reported as a reduction of income tax expense from continuing operations.

3.       Capitalized Software Costs

         The Company capitalizes certain costs of developing its software products in accordance with Sstatement of Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization expenses was $134,034 and $63,073 for the years ended March 31, 2005 and 2004 respectively. For the years ended March 31, 2005 and 2004, capitalized software costs and accumulated amortization were as follows:

                                                     2005          2004
                                                 -----------    -----------
                    Capitalized Software Costs     1,041,394        662,994
                    Accumulated Amortization        (236,845)      (102,811)
                                                 -----------    -----------
                    Net                          $   804,549    $   560,183
                                                 ===========    ===========

4.      Leases

        The Company has an operating lease for its office facilities which expires July 31, 2005. On August 1, the Company will move to a new facility and has entered into a new five (5) year operating lease.

                     Year                          Minimum
                    Ending                     Lease Payments
                  ---------                    --------------
                  3/31/2006                     $   397,473
                  3/31/2007                         474,842
                  3/31/2008                         487,339
                  3/31/2009                         499,836
                  3/31/2010                         512,333
                  3/31/2011                         172,166
                                                 ----------
                  Total                          $2,543,989
                                                 ==========

        Rent expense under the facility lease was $274,606 and $243,892 for the years ended March 31, 2005 and 2004, respectively.

        The Company has operating leases with IBM for equipment. The terms require payments, on a month-to-month basis, in the amounts totaling $4,366. Upon written notice, the Company is able to return or exchange the equipment at its option.

5.      Property and Equipment

        Property and equipment are summarized by major classifications as follows:

                                                      2005          2004       Method/Life
                                                 -----------    -----------    ----------
                      Office Furniture           $   113,572    $   102,979      SL / 5
                      Computer Software              171,487         70,605      SL / 3
                      Computer Equipment             733,172        606,258      SL / 3
                      Leasehold Improvements          54,763         54,763      SL / 5
                      Automobile                      16,403           --        SL / 5
                                                 -----------    -----------
                      Total                        1,089,397        834,605
                      Accumulated Depreciation      (729,587)      (613,827)
                                                 -----------    -----------
                      Net                        $   359,810    $   220,778
                                                 ===========    ===========

         Depreciation expense was $115,760 and $104,683 for the years ended March 31, 2005 and 2004, respectively.

         The Company charges repairs and maintenance to expense as incurred, and capitalizes replacements and improvements when these costs extend the useful life of the assets.

6.       Goodwill

         On November 9, 2000 the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Ensign Information Systems ("Ensign"). In accordance with the Agreement, the Company issued 1,500,000 shares of common stock for substantially all of the assets of Ensign, including intellectual property.

         With the acquisition of Ensign, the Company recorded goodwill of $313,244. Through fiscal year 2002, the Company had amortized $156,622, or approximately half of the original book balance. In fiscal year 2003, the Company adopted SFAS No. 142,"Goodwill and Other Intangible Assets". This statement eliminates the amortization of goodwill and requires the Company to test the asset for impairment on an annual basis. Based on management's analysis and testing for impairment, no adjustment in the asset value was recorded for the years ended March 31, 2005 and 2004.

7.       Preferred Stock

         During fiscal year 2003, the Company raised $575,000 by selling 575,000 shares of Series B preferred stock to unrelated parties at $1.00 per share. Each preferred share is convertible to five (5) common shares at the option of the preferred shareholder. Each preferred share receives the same dividends as common stock on an as converted basis.

        Series B preferred shares carry a liquidation preference equal to the price per share of Series B preferred, plus accrued and unpaid dividends on each share. In the event of a "liquidation", the balance of proceeds is paid to common stock. A merger, reorganization or other transaction in which control of the Company is transferred is treated as a liquidation. If not earlier converted into common stock, Series B preferred shares are redeemable with 30 days advance notice at the option of the Company after June 30, 2008.

        Each Series B preferred share has one (1) vote and votes together as a class with common stock except that the Series B preferred votes alone as a class for (i) any adverse change to the rights, preferences and privileges of the Series B preferred, (ii) any increase or decrease in the number of authorized Series B preferred shares.

8.      Deposits

        In conjunction with its facility lease obligations, the Company has placed security deposits with its landlords. The deposits total $55,705 and $13,205 as of March 31, 2005 and 2004, respectively. In addition to the facilities deposits, the Company has placed security deposits with IBM for computer servers totaling $66,375 as of March 31, 2005 and 2004.

9.      Liquidity

        The Company incurred development losses from inception to March 31, 2003 amounting to $22,152,794. The Company has earned profits in each the last two fiscal years. In the future, the Company believes that it will generate sufficient cash flow from operations to fund its growth. In the event that cash flow requirements are not met by operations, management intends to raise additional capital through private placement offerings.

10.     Stock Options and Warrants

        In December 2001, the Company established a stock option plan (the "Plan") to provide incentives to its directors, officers, employees and advisors to do business with the Company and to enable the Company to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-term success. The granting of options is at the discretion of the Stock Option Committee of the Board. The Committee may determine the terms and conditions of options, consistent with the Plan. The Plan currently has authorized 9,000,000 shares for distribution.

        As of March 31, 2005, there were outstanding a total of 8,254,092 stock options and warrants to purchase Company common stock granted under the Plan, all of which have an exercise price of between $0.20 and $0.65 per share. Options granted under the Plan vest over a one to three year period. Of the options outstanding under the Plan, 3,147,000 are vested as of March 31, 2005.

         Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders' equity as a result of compensatory stock options, is generally amortized to expense over the vesting periods of the underlying stock options. Unearned compensation represents the intrinsic value of stock options granted but not yet vested. The Company has $19,357 and $0 unearned compensation as of March 31, 2005 and 2004, respectively.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" to stock options.

                                                               Year Ended March 31,
                                                      2005           2004           2003
                                                  -----------    -----------    -----------

            Net income, as reported               $ 3,289,519    $ 1,918,898    $(1,598,824)

            Add: stock-based employee
            compensation expense
            included in reported net income             6,918           --             --

            Deduct:  total stock-based
            employee compensation expense
            determined under fair value
            based method for all awards               (56,480)       (10,868)        (7,152)
                                                  -----------    -----------    -----------
            Pro forma net income                  $ 3,257,192    $ 1,908,030    $(1,605,976)
                                                  ===========    ===========    ===========

         Information on stock options outstanding as of March 31, 2005 and 2004 is as follows:

                                           Number of                     Weighted
                             Range of       Warrants         Average       Average                    Weighted
              Year           Exercise      and Options      Remaining     Exercise       Number        Average
             Ended            Prices       Outstanding        Life          Price      Exercisable      Price
            --------        ----------     -----------      ---------     --------     -----------    ---------
            03/31/05        $0.20-0.65         8,254,092     90 mos.        $0.32         3,147,000     $0.30

            03/31/04        $0.20-0.70         7,738,092     93 mos.        $0.38         2,303,700     $0.38

11.      401K Profit Sharing Plan

         The Company has an employee benefit program consisting of a 401K Profit Sharing Plan (the "401K Plan"). The 401K Plan provides for employees to contribute on a pretax basis, provides employer matching, and presents a broad portfolio of investment options to be selected by the employee. Employer matching contributions are made at the sole discretion of management. The Company has not contributed to the 401K Plan during the years ended March 31, 2005 and 2004.

12.     Related Party Transactions

        Certain founding shareholders acquired common stock of the Company in return for contributions and development of the Company's predecessor, Arkona, L.L.C. These founding shareholders received a total of 7,523,000 shares of common stock and then, collectively, entered into an agreement with Caldera Holding Company, L.C. ("Caldera"), wherein Caldera was given the right to grant secondary options to third parties with respect to 1,550,000 of such shares in order to encourage the development and increased productivity of the Company. The secondary options have an exercise price of $0.30 per share and expire December 31, 2006. Holders of the shares underlying the secondary options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to its agreement with the founding shareholders so long as the agreement remains in place. Certain of the secondary options have been granted to officers of the Company. Exercise of these secondary options will not yield any assets to the Company nor dilute the Company's equity position.

        Prior to fiscal year 2004, the Company's Chief Executive Officer loaned the Company an aggregate of $150,000. Outstanding principal and interest on such loans were convertible into units, comprised of one share of common stock and one warrant to purchase common stock at an exercise price of $.20 per share. During the year ended March 31, 2004, the outstanding principal and interest on the loans were converted into an aggregate of 940,000 shares of common stock and 940,000 warrants to purchase common stock.

13.     Preferred Stock Rights

        Effective January 31, 2001, the Board of Directors of the Company declared a dividend of one Preferred Stock Right for each outstanding share of common stock of the Company to shareholders of record at the close of business on January 31, 2001. Each Preferred Stock Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A preferred stock at a purchase price of $60.00. The description and terms of the Preferred Stock Rights are set forth in a Shareholder Rights Agreement (the "Agreement") between the Company and Atlas Stock Transfer Corporation, as Rights Agent.

        At the time it approved the Agreement, the Board of Directors of the Company believed that the market price of the Company's common stock did not reflect its real value. In light of the low market price of common stock, management and the Board of Directors were concerned that a person may seek to acquire substantially all of the Company's stock at a price that is in line with current market value, but not the real value of the common stock. The structure of such acquisition offers can often be coercive and leave shareholders no choice but to participate even if they believe the offer price is too low. The purpose of the Agreement is to encourage any person contemplating an acquisition of substantially all of the Company's stock to negotiate with the Board of Directors first, prior to making an offer to shareholders, so that the Board of Directors can consider whether the price and other terms of the offer are fair to all shareholders.

14.     Long-Term Note Payable

        The Company has a note payable with a related party in the amount of $50,000. The note has an interest rate of 12% and is unsecured. The principal payments are at the discretion of the Company. During each of the years ended March 31, 2005 and 2004 the Company paid $6,000 in interest.

15.     Prior period adjustments

        The Company determined that their accounting for software development costs was inappropriately reported in prior periods. The Company had expensed these costs prior to their being placed in service. Accordingly, the Company booked a $229,262 adjustment to retroactively capitalize the asset. Additionally, the Company recalculated amortization expense for the years ended March 31, 2004 and 2003; for which, the adjustments have been presented in the financial statements.

16.     Earnings Per Share

        The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                      For the year ended March 31, 2005
                                                      ---------------------------------
                                        Income        Shares        Per Share Amount
                                        (Numerator)   (Denominator) (Amount)
                                        -----------   ------------  -------------------
Net income                              $ 3,289,519          --               --
                                        ===========
Basic EPS:
    Income available to
    common stockholders                 $ 3,289,529    31,956,688   $        0.103

Effect of diluted securities:
    Warrants and options  Convertible          --       2,875,000             --
    preferred stock                            --       4,095,170             --
                                        -----------   -----------   --------------
Diluted EPS:
    Income available to common
    Stockholders and assumed
    Conversions                         $ 3,289,529    38,926,858   $        0.085
                                        ===========   ===========   ==============