Form 10QSB
period 2005-06-30
ARKONA INC
filed 2005-08-15
CIK 925662

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________


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

                   10757 South River Front Parkway, Suite 400
                            South Jordan, Utah 84095
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (801) 501-7100
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2005, there were issued and outstanding 32,219,670 shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]


================================================================================

PART I - Item 1. Financial Statements


                                  ARKONA, INC.

                            Condensed Balance Sheets
                                                        30-Jun-05      31-Mar-05
                                                       (Unaudited)     (Audited)
                                                     ------------   ------------
 ASSETS

      Current Assets:
        Cash and cash equivalents                  $     92,672    $    141,179
        Accounts receivable, net of allowance           675,238         481,517
        Prepaid expenses                                 74,974           3,500
                                                   ------------    ------------
     Total Current Assets                               842,884         626,196
                                                   ------------    ------------

     Property & Equipment, net of
        accumulated depreciation                        354,620         359,810
                                                   ------------    ------------
     Other Assets:
        Deferred tax assets                           5,039,237       5,039,237
        Capitalized software costs, net of
             accumulated amortization                   845,353         804,549
        Deposits                                        125,367         122,080
        Other                                           156,622         156,622
                                                   ------------    ------------
     Total Other Assets                               6,166,579       6,122,488
                                                   ------------    ------------
TOTAL ASSETS                                       $  7,364,083    $  7,108,494
                                                   ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
     Current Liabilities:
        Accounts payable                           $    130,831    $    156,076
        Accrued liabilities                             246,040         238,450
        Deferred revenue                                245,678         200,326
                                                   ------------    ------------
     Total Current Liabilities                          622,549         594,852
                                                   ------------    ------------

     Note payable - related party                        50,000          50,000
                                                   ------------    ------------
     Total Liabilities                                  672,549         644,852
                                                   ------------    ------------

     Stockholders' Equity:
        Preferred stock ($.001 par value)                   575             575
        Common stock ($.001 par value)                   32,175          32,170
        Additional paid in capital                   23,397,927      23,394,632
        Unearned compensation                           (17,167)        (19,357)
        Accumulated deficit                         (16,721,976)    (16,944,378)
                                                   ------------    ------------
     Total Stockholders' Equity                       6,691,534       6,463,642
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  7,364,083    $  7,108,494
                                                   ============    ============

See notes to condensed unaudited financial statements.

                                  ARKONA, INC.

                  Unaudited Condensed Statements of Operations

                                                         Three Months Ended
                                                    30-Jun-05        30-Jun-04
                                                  ------------     ------------

Revenues                                          $  2,529,199     $  1,634,599

Cost of Sales                                        1,292,395          912,922
                                                  ------------     ------------
Gross Profit                                         1,236,804          721,677
                                                  ------------     ------------
Operating Expenses:
     Sales, marketing & general
         administrative                                783,374          653,965
     Research and development                          229,326          169,336
                                                  ------------     ------------
Total Operating Expenses                             1,012,700          823,301
                                                  ------------     ------------

Operating Income (Loss)                                224,104         (101,624)

Other (Expense) Income                                  (1,702)          69,273
                                                  ------------     ------------

Net Income (Loss) Before Taxes                         222,402          (32,351)

Income Tax Benefit                                     869,809
                                                  ------------     ------------

Net Income                                        $    222,402     $    837,458
                                                  ============     ============


Basic Earnings per Common Share:
     Net Income                                   $      0.007     $      0.026
     Average Number of Shares Outstanding           32,170,384       31,687,379

Diluted Earnings per Common Share:
     Net Income                                   $      0.006     $      0.021
     Average Number of Shares Outstanding           38,974,917       39,236,940



See notes to condensed unaudited financial statements.

                                  ARKONA, INC.

                  Unaudited Condensed Statements of Cash Flows

                                                         Three Months Ended
                                                     30-Jun-05       30-Jun-04
                                                    -----------     -----------
Cash Flows Provided By (Used In) Operating
     Activities:
     Net income                                     $   222,402     $   837,458
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                   84,641          23,440
         Gain on sale of asset                          (72,914)
         Bad debt write offs                            (16,991)           --
         Stock compensation                               2,190            --
         Deferred income tax                           (869,809)
         Changes in assets & liabilities:
              Accounts receivable                      (176,730)         (6,730)
              Prepaid expense                           (71,474)           --
              Deposits                                   (3,287)           --
              Accounts payable                          (25,245)        (20,766)
              Accrued liabilities                         7,590        (188,273)
              Deferred revenue                           45,352        (105,820)
                                                    -----------     -----------
Net Cash Provided By (Used In) Operating
     Activities                                          68,448        (403,414)
                                                    -----------     -----------
Cash Flows Used In Investing Activities:
     Additions to equipment                             (35,238)        (33,890)
     Software development costs                         (85,017)        (94,600)
     Proceeds from sale of asset                        100,000
                                                    -----------     -----------
Net Cash Used In Investing Activities                  (120,255)        (28,490)
                                                    -----------     -----------
Cash Flows Provided By Financing Activities:
     Proceeds from issuance of common stock               3,300          69,950
                                                    -----------     -----------
Net Cash Provided By Financing Activities                 3,300          69,950
                                                    -----------     -----------

Net Decrease In Cash and Cash Equivalents               (48,507)       (361,954)

Beginning Cash Balance                                  141,179         361,954
                                                    -----------     -----------
Ending Cash Balance                                 $    92,672     $         0
                                                    ===========     ===========

See notes to condensed unaudited financial statements.

                                  ARKONA, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

ARKONA, Inc. (the "Company") has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These un-audited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these un-audited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

Note 2 - Concentration

The Company's business is limited in that its products are currently specifically designed for customers in the auto dealership industry. For this reason, if the industry environment were to experience significant negative conditions, the Company would also be affected. However, the Company's products can meet customer needs in the RV, Marine, ATV and motorcycle markets. We now have a small number of customers in the marine and RV markets and are moving towards providing a tailored software solution to dealers of power sports equipment, such as motorcycles, ATVs, snowmobiles and personal watercraft. Our plan is to move into other vertical markets as soon as development allows. However, sales of Company products and services are not limited to any geographic area.

The Company maintains cash balances in local financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 each.

Note 3 - Significant Accounting Policies

(a)  Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities, at enacted tax rates expected to be in effect when such amounts are realized or settled.

(b)  Net Income Per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," basic income per common share is computed using the weighted average number of common shares outstanding. Diluted income per common share is computed using the weighted average number of common shares outstanding plus dilutive common share equivalents outstanding during the period, computed using the treasury stock method.

(c)  Cash & Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash on deposit in banks and other unrestricted investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(d) Use of Estimates in the Preparation of Financial Statements

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

(e)  Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 clarifies the application of generally accepted accounting principles to revenue transactions. During the course of business, the Company recognizes revenue for the following activities: Technical Support, Hardware Sales, Consulting Services, and Installation and Training associated with its products. Technical support charges are billed monthly and are recognized as earned and stipulated in contracts with customers. Hardware sales revenue is recognized when the hardware is shipped to the customer. Consulting services fees are recognized as services are rendered. Product installation and training revenue is recognized in accordance with the terms of each contract, generally on a percentage-of- completion basis. Advance deposits are deferred and recognized over the life of the contract, which is usually less than one month. Components of the product installation process include software licensing, training, forms programming, data conversion, and hardware installation.

(f)  Software Costs

Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in
determining  when  technological   feasibility  of  a  product  is  established.
Capitalized costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products (determined to be five years). In addition, with the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets", capitalized software costs are tested for impairment each period along with other intangible assets. If impairment is determined, the amount of the impairment is written off in that period.

(h) Stock-Based Compensation

In December 2001, the Company established a stock incentive plan (the "Plan") to provide incentives to its directors, officers, employees and advisors to do business with the Company and to enable the company to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-term success. The granting of options and other incentive awards is at the discretion of the Stock Option Committee of the Board.

As of June 30, 2005, there were outstanding a total of 8,369,092 stock options to purchase Company common stock granted under the Plan, all of which have an exercise price of between $0.20 and $0.65 per share. Stock options granted under the Plan vest over a one to four year period. No options were granted during the three months ended June 30, 2005.

The Company has accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and the intrinsic value method and, as a result, has not generally recognized any compensation cost for employee stock options. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) are effective in the first interim or annual reporting period that begins after December 15, 2005. The Company expects to elect the modified prospective method of accounting and reporting for any future share-based payments.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The following represents the impact of the issuance of employee stock options for the three months ended June 30, 2005 had compensation cost been recognized:

         Net income, as reported            $  222,402

         Add:    stock-based employee
             compensation expense included
             in reported net income              2,190

         Deduct:  total stock-based
             employee compensation expense
             determined under fair value
             based method for all awards       (15,464)
                                            -----------
         Pro forma net income               $  209,128
                                            ===========

         Basic earnings per share              $.007
         Diluted earnings per share            $.005

(i)  Advertising Costs

Advertising costs are charged to expense as incurred.

(j)      Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to current period classifications.

Item 2.  Management's Discussion and Analysis

Overview

We primarily develop and market management software for automobile dealerships. The operating similarities between automobile, marine, RV and power sport dealerships make our software attractive to marine, RV and power sport dealerships as well.

Our primary product is the Arkona Dealer Management Suite ("ADMS"). The ADMS software is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS software is its ability to run on an Application Service Provider ("ASP") model. An ASP model involves the software provider running software and maintaining data at central locations, and customers accessing and using the software over the Internet. The ASP model significantly reduces most upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations that are maintained by us. The dealership needs only standard personal computers with reliable Internet access. The ASP model also may reduce the need for technical computer personnel because the software and related hardware are managed by us at our offsite location. Our ADMS software integrates with most of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connection with the ADMS software, we provide training to dealership employees and, for a monthly fee, provide technical support and regular software updates.

The market for automobile dealer management systems is dominated by two major players: Automatic Data Processing, Inc. ("ADP") and Reynolds & Reynolds ("Reynolds"). According to a 2003 market study conducted by the National Automobile Dealers Association, ADP and Reynolds together control about 71% of the market for automobile dealer management systems. ADP and Reynolds are large, well-financed organizations. They have good brand name recognition and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant barriers to entry for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources. However, we presently offer a system that we believe is technologically superior at a price that is substantially lower than the standard pricing of both ADP and Reynolds.

Results of Operations

We realized significant increases in total revenues for the three months ended June 30, 2005 compared with 2004. Total revenues increased $894,600, from $1,634,599 for the three months ended June 30, 2004 to $2,529,199 for the three months ended June 30, 2005. This represents a 54.7% increase in total revenues. This increase continues to reflect the Company's success in penetrating the dealer management system market controlled by ADP and Reynolds. The combination of our products' superior features and capabilities, the ASP model's cost savings and efficiencies, our practice of not locking our customers into long-term contracts, as well as, our reputation for providing outstanding service and support contribute to the Company's revenue growth. We are adding approximately 12 to 16 new dealerships each month. Revenues include one-time fees from the installation of and training on the ADMS system, on-going monthly support and maintenance fees, sales of hardware, and miscellaneous consulting fees.

Installation and training revenues increased $202,163 or 25.3%, from $798,413 for the three months ended June 30, 2004 to $1,000,576 for the three months ended June 30, 2005. Monthly support and maintenance revenues increased $398,877 or 47.1%, from $846,108 for the three months ended June 30, 2004 to $1,244,985 for the three months ended June 30, 2005. Hardware revenues increased $198,902 or 1,133.9%, from $17,541 for the three months ended June 30, 2004 to $216,443 for the three months ended June 30, 2005. Consulting revenues increased $43,114 or 136.5%, from $31,581 for the three months ended June 30, 2004 to $74,695 for the three months ended June 30, 2005.

Net income from operations (before income tax benefit) increased $254,753 or 787.5%, from a loss of ($32,351) or ($.0008) per share for the three months ended June 30, 2004 to $222,402 or $.006 per share for the three months ended June 30, 2005. Included in net income for the three months ended June 30, 2004 is the recognition of an income tax benefit of $869,809, recorded to account for the future benefit from previous years' net operating losses. The recognition of profits for the first quarter has been due to the increases in revenues as noted above, as well as, from the expected operating efficiencies obtained from the investments made in personnel and equipment during the last half of the fiscal year ended March 31, 2005 ("fiscal year 2005").

Cost of sales increased $379,473 or 41.6%, from $912,922 for the three months ended June 30, 2004 to $1,292,395 for the three months ended June 30, 2005. The increase in cost of sales is due primarily to the increase in revenues, especially the increase in hardware revenues and their related hardware costs. Additionally, cost of sales increased because of the increased demand for post-installation support and training. As the number of installed dealerships increase, new employee training due to turnover at these dealerships increases. Margins on these activities are smaller than the margins on installation. As we expand our operations, we will maintain a priority on customer service.

Operating expenses, consisting of research and development expenses and sales, marketing and general administrative expenses, increased $189,399 or 23.0%, from $823,301 for the three months ended June 30, 2004 to $1,012,700 for the three months ended June 30, 2005. The increase is principally due to investments made in the last half of fiscal year 2005 in sales and engineering personnel to fuel our revenue growth. We have significantly increased our sales capacity by opening sales offices in California, Colorado, North Carolina, Ohio and Maine. We have increased the number of our engineering development staff in order for us to continue to focus on developing new and enhanced products.

Liquidity and Capital Resources

Our liquidity position is steadily improving. As of June 30, 2005 we had working capital of $220,335 compared to $31,344 as of March 31, 2005. Cash and cash equivalents totaled $92,672 as of June 30, 2005 compared to $141,179 as of March 31, 2005. Accounts receivable, net of allowance for bad accounts, totaled $675,238 as of June 30, 2005 compared to $481,517 as of March 31, 2005. Current liabilities totaled $622,549 as of June 30, 2005 compared to $594,852 as of March 31, 2005. We did not incur any additional long-term liabilities during the three months ended June 30, 2005. The only long-term obligation, as of June 30, 2005 and March 31, 2005, is a note for $50,000, payable to a related party, on which the Company only makes monthly interest payments at a 12% annual rate.

In order to meet operating costs during the three months ended June 30, 2005, we relied upon cash provided from operations. There were no significant funds received from the sale of equity securities. We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with planned expansion programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue. With respect to our future capital needs, we expect our recurring revenues and revenues from new installations to produce adequate cash flow to meet our costs.

We do not have a significant cash reserve. If we experience a material adverse event, expand our operations in any significant way or otherwise need additional cash, we would need to raise additional capital. We believe that, absent the occurrence of a material adverse event, we could raise needed additional capital through the offer and sale of convertible notes, warrants and equity securities or through commercial financing arrangements. We do not, however, have any commitments from any party to provide such capital, and there is a risk that we would not be able to raise capital, or may be compelled to pay a very high price for additional capital, under certain circumstances. If adequate capital is not available, our ability to expand our operations, or to continue normal operations, may be limited.

The following table discloses aggregate information about our contractual obligations including office and operating lease payments and the long-term note payable, and the periods in which payments are due as of June 30, 2005:

                                       Less Than
                            Total        1 Year     1-3 years    4-5 Years    After 5
                         ----------   ----------   ----------   ----------   ---------

Office Lease             $2,479,138   $  449,251   $1,471,388   $  558,498        --
----------------------   ----------   ----------   ----------   ----------   ---------
Operating Leases            418,704      194,352      218,352        6,000        --
----------------------   ----------   ----------   ----------   ----------   ---------
Long-term Note Payable       50,000         --           --           --          --
----------------------   ==========   ==========   ==========   ==========   =========
Total                    $2,947,842   $  643,603   $1,689,740   $  564,498      None

Critical Accounting Policies and Estimates

Management is basing this discussion and analysis of our financial condition and results of operations on our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

o Revenue Recognition - Revenues from continuing operations are generated from the following activities: software maintenance & support, consulting services and product installation and training. Software maintenance and support are billed on a monthly basis, and revenues are recognized in the month that services are rendered. Consulting services revenue is recognized and billed upon completion of customer-specified tasks. Installation and training services are stipulated and performed in accordance with a signed contract with the customer. These contracts require customers to pay an upfront non-refundable deposit, which is carried as a liability on our books. Revenue is recognized throughout the performance of the contract on a percentage-of-completion basis. We currently sell limited amounts of hardware to customers; however, when we do, we recognize the revenue for hardware sales upon shipment.

o Equipment - We utilize significant amounts of equipment in providing service to our customers. We utilize straight-line depreciation for equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates.

o Goodwill - We annually evaluate goodwill for potential impairment indicators. If impairment indicators exist, we measure the impairment in accordance with SFAS No. 142. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with our acquired business is impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually.

o Capitalization of Software Expense - Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed are expensed as research and development. Once technological feasibility is established, costs are capitalized until the product is available for general release to customers. In the last fiscal year we have developed several key stand-alone products that we incorporated into our software as an added value for our customers. In addition to being stand-alone and very significant, they also have an unlimited life. Based upon those and other criteria and factors mentioned above, we determined that capitalization is the appropriate treatment for such additional stand-alone products.

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

We may not continue to experience net income in the future
--------------------------------------------------------------------------------
We have experienced net losses in prior periods. Any projection of continued profitability assumes that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Even if we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development or other items that may cause our expenses to increase at a faster rate than expected. We may not be able to maintain profitability or to increase profitability in the future.

We may require additional capital to continue development of our products and fund our operations
--------------------------------------------------------------------------------

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

We may be unable to increase the number of customers using our ADMS product or other future offerings
--------------------------------------------------------------------------------
Our ARKONA Dealer Management Suite product is relatively new and we are operating in a market where two competitors (ADP and Reynolds) control 71% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will be able to maintain profitability.

Our competitors have greater resources than we do
--------------------------------------------------------------------------------
The market for automobile dealership data management software is highly competitive, and we must compete with companies that possess greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. As a result, we may be unable to obtain a significant market share in the automobile dealer management systems business. In addition, competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition.

Our services are subject to system failure and security risks
--------------------------------------------------------------------------------
Our operations, particularly our ASP product, are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. All of our network and computer equipment, including components critical to our operations, are currently concentrated in a single co-location facility provided by MCI. Notwithstanding precautionary measures that we and our co-location host have taken, the occurrence of a natural disaster or other unanticipated system or power failure could cause interruptions in the services we provide. In addition, failure of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, bankruptcy, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success
--------------------------------------------------------------------------------
We are highly dependent upon the efforts of management and technically skilled personnel, including programmers, installers and engineers. Our future performance will depend, in part, upon our ability to increase sales, manage growth effectively, and retain the services of our management, our technical staff and sales staff. Competition for management, technical and sales personnel is intense, and we do not have long-term employment agreements with any of our employees. As a result, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

We rely on our  intellectual  property  rights,  and if we are unable to protect these rights, we may face increased competition, and our business may be materially adversely affected
--------------------------------------------------------------------------------
We regard our intellectual property, particularly our ADMS, as critical to our success, and we rely on copyright and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted there under may not provide any competitive advantage. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties. Although each of our employees and consultants is asked to enter into a confidentiality and invention agreement, there can be no assurance that such agreements will be honored or that we will be able to protect effectively our rights to trade secrets and know-how.

Third-party claims that we infringe upon their intellectual property rights could be costly to defend or settle
--------------------------------------------------------------------------------
Litigation regarding intellectual property rights is common in the software industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Third parties may bring claims of infringement against us, which may be with, or without, merit.

We could be required, as a result of an intellectual property dispute, to do one or more of the following:
--------------------------------------------------------------------------------
o Cease selling, incorporating or using products or services that rely upon the disputed intellectual property;

o Obtain from the holder of the intellectual property right a license to sell or use the disputed intellectual property, which license may not be available on reasonable terms;

o Redesign products or services that incorporate disputed intellectual property; or

o Pay significant monetary damages to the holder of the intellectual property right.

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

Software products tend to evolve rapidly, and our competitors may develop products that are technically superior to our products
--------------------------------------------------------------------------------
Our primary product, the ADMS, is primarily a software product. The software market is recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The rapid evolution of software products requires that we continually improve the performance, features and reliability of our software, particularly in response to competitive offerings by other companies. There can be no assurance that we will successfully respond quickly, cost effectively and sufficiently to these developments.

In addition, the widespread adoption of new technologies or standards could require substantial expenditures to modify or adapt our products and services and which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our new software enhancements may contain design flaws or other defects that limit their marketability.

Research and development and discoveries by others may render some or all of our products or potential product offerings uncompetitive or obsolete. We compete with a number of entities that are currently developing and producing software products that compete with our current and proposed products. Many of these competitors have substantially greater capital resources, research and development capabilities, and production and marketing resources, capabilities and experience than we have available to us. These competitors may succeed in developing products that are more effective or less costly than any products that we may develop, or that gain market acceptance prior to any of our products, making market penetration more difficult for us.

We may be  subject  to claims  based  upon  allegations  that our  products  are defective
--------------------------------------------------------------------------------

Our products include programs designed for mission critical applications, creating the risk that the failure or malfunction of our products may result in serious damage or loss and open us to a claim for damages. Although contract terms limit our exposure, a court may rule such provisions to be invalid or unenforceable, or changes in the law could render such terms void or unenforceable. A successful claim could have a material adverse effect on our operations and finances. Furthermore, the cost of defending against a claim, even successfully, could be material and could have an adverse effect on our results of operations and an adverse effect on the marketing of our products.

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock
--------------------------------------------------------------------------------
Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may increase or decrease significantly as a result of a single trade by a single stockholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

Our management hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval
--------------------------------------------------------------------------------
Our management owns and has the power to vote approximately 31% of our issued and outstanding common stock. Three additional stockholders have the power to vote approximately 11% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

Our stockholder rights plan and certain provisions in the Delaware corporate law may permit our board to block a takeover attempt and adversely affect the value of our common stock
--------------------------------------------------------------------------------
Our board of directors adopted a stockholder rights plan, and declared a dividend of an associated right, which are expected to have the effect of deterring any takeover of the Company that is not preceded by board approval of the proposed transaction. The existence of such stockholder rights plan may deter potential tender offers for our common stock or other acquisition offers and may have the effect of delaying or preventing a change of control.

In addition, the Delaware general corporation law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation and another company which is, or is an affiliate of, a beneficial holder of 15% or more of such corporation's voting power (defined as an "Interested Stockholder") for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's stockholders (excluding the Interested Stockholder). These provisions prohibiting Interested Stockholder transactions could also preserve management's control of the Company.

Obtaining additional capital through the sale of common stock will result in dilution of stockholder interests
--------------------------------------------------------------------------------
We may raise additional funds in the future by issuing additional shares of common stock, or securities such as convertible notes, options or warrants or preferred stock, that are convertible into or exercisable for common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

The market price for our common stock is volatile and may change dramatically at any time
--------------------------------------------------------------------------------
The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, significant customers' contracts, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

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

o    Developments in the automobile or automobile dealership industry; and

o Economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock
--------------------------------------------------------------------------------
Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. There are presently 575,000 shares of Series B preferred stock issued and outstanding, convertible into 2,875,000 shares of common stock. Our Board of Directors has the authority to create various series of preferred stock convertible into common stock with such voting, dividend, liquidation and other rights superior to those of our common stock and to issue such stock without stockholder approval. This issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock.

We have not declared any dividends with respect to our common stock
--------------------------------------------------------------------------------
We have never paid a cash dividend on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future.

Our common stock is a "low-priced stock" and subject to certain regulatory action that limits or restricts the market for such stock
--------------------------------------------------------------------------------
Shares of our common stock may be deemed to be "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is an equity security that:

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

o In connection with the execution of any transaction involving a penny stock, a purchaser should provide a written statement of the purchaser's financial situation and investment goals, and certain broker dealers must deliver to certain purchasers the following:
     a.  bid and offer price quotes and volume information;
     b.  the broker-dealer's  compensation for the trade;
     c.  the compensation  received by certain salespersons for the trade; and
     d.  monthly account statements.

These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks. These regulatory burdens may severely affect the liquidity and market price for our common stock.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005. Based on this evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective in alerting them, in a timely basis, to material information relating to the Company required to be included in reports filed or submitted under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART II. OTHER INFORMATION

Item 5.  Other Information

No material agreements were entered into during the three months ended June 30, 2005.

Item 6.  Exhibits

See the Exhibit Index following the signature page hereof.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 15, 2005 by the undersigned thereunto duly authorized.

                                   ARKONA, Inc.

August 15, 2005                    /s/ Alan Rudd
                                   ---------------------------------------------
                                   Alan Rudd, Chief Executive Officer


August 15, 2005                    /s/ Leland H. Boardman
                                   ---------------------------------------------
                                   Leland H. Boardman, Chief Financial Officer

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