Form 10KSB/A
period 2005-03-31
ARKONA INC
filed 2005-11-10
CIK 925662

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


                         10575 South River Front Parkway
                                    Suite 400
                            South Jordan, Utah 84095
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (801) 501-7100

Name of exchange on which registered:                     None

Securities registered under Section 12(b) of the Act:     N/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No  [X]





                                Table of Contents


EXPLANATORY NOTE.............................................................1

PART I.......................................................................2


Item 1.  Description of Business.............................................2


Item 2.  Description of Property............................................16


Item 3.   Legal Proceedings.................................................16


Item 4.   Submission of Matters to a Vote of Security Holders...............16

PART II.....................................................................17


Item 5.   Market for Common Equity and Related Stockholder Matters..........17


Item 6.   Management's Discussion and Analysis..............................17


Item 7.  Financial Statements...............................................24


Item 8.  Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure.............................24


Item 8A.  Controls and Procedures...........................................24


Item 8B.  Other Information.................................................25

PART III....................................................................26


Item 9.    Directors, Executive Officers, Promoters
           and Control Persons; Compliance with Section 16(a)
           of the Exchange Act..............................................26


Item 10.  Executive Compensation............................................31


Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters.....................34


Item 12.  Certain Relationships and Related Transactions....................37


Item 13.  Exhibits..........................................................39


Item 14.   Principal Accountant Fees and Services...........................40


Restated Financial Statements..............................................F-1

                                EXPLANATORY NOTE

         This Amendment No. 1 to Annual Report on Form 10-KSB/A (this "Amendment") is being filed by Arkona, Inc. (the "Company") in order to amend and restate its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed with the SEC on July 14, 2005 (the "Form 10-KSB").
         This Amendment is being filed primarily in order to amend "Item 7. Financial Statements" in order to correct the error in the financial statements of the Company for the years ended March 31, 2005 and March 31, 2004 reported in the Form 8-K filed by Arkona, Inc. on October 24, 2005. The Company has also amended "Item 6. Management's Discussion and Analysis" which contain cross references to the financials statements, in order to correct those cross references and related explanations of accounting policies and other matters. The Company has also amended "Item 8A. Controls and Procedures" in order to modify the determinations set forth therein.
         The remainder of the Form 10-KSB is being restated in its original form, with immaterial corrections of "nits" in order to facilitate delivery of a single, integrated document to the Company's shareholders in connection with an upcoming shareholders meeting.

                           Forward Looking Statements

         This Annual Report on Form 10-KSB (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements can be identified by the use of forward-looking words such as "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements relate to our, and, in some cases, our clients' or business partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are those described under "Item 1. Description of Business - Certain Risk Factors." Readers are also encouraged to review our other filings with the Securities and Exchange Commission (the "SEC") describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

         The ADMS software uses a highly integrated, modular structure that allows management decisions to be made based on information from a variety of areas within the dealership's business. For example, the ADMS sales module provides management and the sales department with real-time vehicle-specific cost information in order to facilitate price negotiations and, if the potential customer has previously done business with the dealership, provides information regarding that customer's previous purchases, use of the service department and other associated activity. The ADMS service module includes an appointment system that facilitates order writing and technician analysis and automatically integrates with accounting in order to produce and track invoices. If parts are drawn from inventory in connection with a repair, the ADMS service and parts modules can be set to automatically order a replacement part from the manufacturer or merely to make recommendations when the inventory of a certain part or product is low. These and other functions work together in order to integrate, automate, and streamline the various functions of an automobile dealership.

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

         Dealer-Manufacturer Communications
         ----------------------------------

         The Company's ADMS software integrates with the systems of many of the major automobile manufacturers. An important element of a dealer management system is its ability to integrate a dealership's system with a manufacturer's system - for example, the ability of a Ford dealership's system to integrate and communicate with Ford Motor Company's system. The ability of the dealership to integrate and share information about warranty service claims, parts, vehicle orders, and other similar information with the manufacturer can save the dealership and the manufacturer thousands of dollars a month. The Company has dedicated substantial resources to making its ADMS software integrate with the systems of many of the major automobile manufacturers. The ADMS software currently integrates with the systems of Ford, Lincoln-Mercury, GMC, Buick, Chevrolet, Pontiac, Cadillac, Hummer, Dodge, Chrysler, Jeep, BMW, MINI, Honda, Acura, Suzuki, Mitsubishi, Mazda, Isuzu, Subaru and BMW Motorcycles. Major automobile manufacturers with which the Company's system does not integrate include Toyota, Nissan, Volvo, Lexus, Infinity, Jaguar, Range Rover, Mercedes-Benz, Saab, Hyundai, Porsche, and VW-Audi.

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

         Installation
         ------------

         Installation of the ADMS software at a dealership is typically done by a three person installation team. A typical installation is completed over a three to four week period. The Company also sells installation hardware in connection with the installation of the ADMS software.

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

ompetition

         Automobile Market
         -----------------

         According to a 2003 market study by the NADA, conducted by Friedman-Swift Associates, the market for automobile dealer management systems is dominated by two major players - ADP Dealer Services ("ADP") and Reynolds & Reynolds ("Reynolds"). According to NADA, ADP and Reynolds together control about 71% of the market for automobile dealer management systems. Approximately 10 providers, including Arkona, compete for the remaining 30% of the market.

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

         The Company may require additional capital to continue development of products and fund operations.
         -----------------------------------------------------------------------
         The Company does not have a significant cash reserve, and cash flows from operations are approximately equal to cash expenditures. If the Company experiences an unexpected need for cash, expands its operations in any significant way or otherwise needs additional cash, it would expect to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain cash. If financing is needed, additional financing may not be available on favorable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company's ability to continue or expand its operations may be limited.

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

         The Company is dependent upon highly qualified personnel.
         -----------------------------------------------------------------------
         The Company is highly dependent upon the efforts of management, sales personnel and technically skilled personnel, including programmers, installers, and engineers. The Company's future performance will depend in part upon the Company's ability to increase sales, manage growth effectively and retain the services of highly qualified technical personnel. Competition for management, technical and sales personnel is intense. The Company does not have long-term employment agreements with any of its employees. As a result, the Company may be unable to retain its key employees or attract other highly qualified employees in the future. The loss of the services of any of its management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

         Trading in the Company's common stock is thin and there is a limit to its liquidity.
         -----------------------------------------------------------------------
         The Company's common stock is quoted on the OTC Bulletin Board. The volume of trading in the Company's common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for the stock, its price may be subject to manipulation. In addition, the limited volume of trading limits significantly the number of shares that can be purchased or sold in a short period of time. Consequently, an investor may find it more difficult to dispose of shares of the Company's common stock or obtain a fair price for the stock in the market.

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

         The Company entered into a certain Office Lease (the "New Lease") for a facility located at 10757 South River Front Parkway, Suite 400, South Jordan, Utah, 84095. The Company intends to conduct all of its corporate, administrative, and research and development activities within the leased premises.

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

                                                    High           Low
                                                    ----           ---
         Fiscal Year Ended March 31, 2005
         --------------------------------
            Quarter ended June 30, 2004             $0.71         $0.58
            Quarter ended Sept. 30, 2004            $0.68         $0.39
            Quarter ended Dec. 31, 2004             $0.65         $0.40
            Quarter ended March 31, 2005            $0.72         $0.57

         Fiscal Year Ended March 31, 2004
         --------------------------------
            Quarter ended June 30, 2003             $0.21         $0.16
            Quarter ended Sept. 30, 2003            $0.85         $0.10
            Quarter ended Dec. 31, 2003             $0.83         $0.53
            Quarter ended March 31, 2004            $0.80         $0.53

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

Item 6.   Management's Discussion and Analysis

         The following discussion should be read in conjunction with our Restated Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would". Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth under the caption "Certain Risk Factors."

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

         Our primary product is the Arkona Dealer Management Suite (ADMS"). The ADMS software is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS software is its ability to run on an ASP model. An ASP model involves the software provider running software and maintaining data at central locations and customers accessing and using the software over the Internet. The ASP model significantly reduces most upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations that are maintained by us. The dealership needs only standard personal computers with reliable Internet access. The ASP model also reduces the need for technical computer personnel because the software and related hardware are managed by us at our offsite location. Our ADMS software integrates with most of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connections with the ADMS software, we provide training to dealership employees and, for a monthly fee, provide technical support and regular software updates.

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

However, we presently offer a system that is technologically superior at a price that is substantially lower than the standard pricing of both ADP and Reynolds.

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

         During the last two quarters of fiscal year 2005, the Company invested in additional sales, engineering and installation support staff, in order to adequately prepare for the expected growth in business in fiscal year 2006. As a result of this investment, the Company suffered a net loss before income tax benefit for the year ended March 31, 2005 of ($303,865). It was necessary to make this investment early, in order to allow for the proper training of personnel and for the adequate development and upgrading of software products.

Results of Operations for the Fiscal Years Ended March 31, 2005 and 2004

         Revenues - Revenues increased $1,904,308 to $7,254,661 for fiscal year 2005 or 35.6% over fiscal year 2004. For fiscal year 2004, revenues increased $2,278,071 to $5,350,353, or 74.1% over fiscal year 2003. These increases are due to the Company's success in replacing existing competitors' systems with the ADMS.

         For fiscal year 2005, revenues from recurring monthly technical support & maintenance increased $1,613,489 to $3,993,073 or 67.8% over fiscal year 2004. For fiscal year 2004, revenues from recurring monthly technical support & maintenance increased $1,012,742 to $2,379,584 or 74.1% over fiscal year 2003. These increases in revenues from recurring monthly technical support & maintenance are due to the continuing monthly increase in the size of the Company's installed customer base, as well as, the Company allowing customers to decrease front-end installation charges in return for larger monthly support charges. Customer technical support & maintenance contracts are on a month-to-month basis. Customers have the right to cancel these services at any time, without penalty. For the month of March 2005, revenue from recurring monthly technical support & maintenance was approximately $387,500 and is expected to grow approximately 3% to 4% per month throughout fiscal year 2006, as the installed customer base continues to grow.

           For fiscal year 2005, revenues from ADMS installation and training services increased $206,105 to $2,880,146 or 7.7% over fiscal year 2004. For fiscal year 2004, revenues from installation and training services increased $1,159,101 to $2,674,041 or 76.5% over fiscal year 2003. The smaller than expected increase in installation and training services revenue is due primarily, as noted above, to the Company allowing customers to decrease front-end installation charges in return for larger monthly support charges. The Company's customer base grew from 195 installed customers as of March 31, 2004 to 280 installed customers as of March 31, 2005. (A single customer may have multiple dealerships). The Company believes it will continue to grow its customer base through the replacement of competitors' systems and installation into new dealerships. Additionally, installations are expected to increase as the Company grows its business to power sports dealerships.

         The Company is actively pursuing sales of hardware equipment in connection with its installation service. For fiscal year 2005, revenues from hardware sales increased $257,067 to $324,852 or 379.2% over fiscal year 2004. For fiscal year 2004, revenues from hardware sales increased $29,161 to $67,785 or 75.5% over fiscal year 2003. It is expected that revenues from hardware sales will continue to grow as the Company's customer base continues to grow. Additionally, the Company anticipates dedicating sales resources to increasing hardware sales.

         Cost of Sales - For fiscal year 2005, cost of sales increased $1,503,484 to $4,059,955 or 58.8% over fiscal year 2004. For fiscal year 2004, cost of sales increased $968,339 to $2,556,471 or 61.0% over fiscal year 2003. Cost of sales as a percentage of revenues increased 8.2% for fiscal year 2005 and decreased 3.9% for fiscal year 2004.

         The increase in cost of sales for fiscal year 2005 is a result of the Company hiring additional installation and support technicians to properly prepare for expected growth in its customer base. This should result in increased software installations in 2006. Additional increases in cost of sales for fiscal year 2005 are attributable to increased sales of hardware equipment and its related costs, as well as to increases in amortization costs related to capitalized software costs. It is expected that cost of sales as a percent of sales will decrease in fiscal year 2006 as increased hiring, which occurred in fiscal year 2005, is not expected to occur in 2006. Additionally, the Company should receive the benefits from the installation and training efficiencies learned in previous years.

         The 3.9% decrease in cost of sales in fiscal year 2004 is primarily attributable to increased efficiencies in the Company's installation procedures. For example, our post-installation service includes having one individual from the support department dedicated to a new dealership for two to six weeks after an installation. By having a dedicated individual provide post-installation support, potential problems can be anticipated and solved by someone familiar with the customer's needs in a timely and cost-efficient manner. After the two to six weeks of post-installation monitoring, new customers are transitioned to normal customer support.

         Operating Expenses - Operating expenses are comprised of research and development expense and sales, marketing and general administrative expenses. For fiscal year 2005, total operating expenses increased $1,083,401 to $3,545,418 or 44.0% over fiscal year 2004. For fiscal year 2004, operating expenses decreased $262,269 to $2,462,017 or 9.6% less than fiscal year 2003. Operating expenses as a percentage of revenue increased 2.9% during fiscal year 2005 over fiscal year 2004. Operating expenses as a percentage of revenue decreased 42.7% during fiscal year 2004 over fiscal year 2003.

         Research and Development Expense - Research and development expense (net of capitalized software development costs) increased by $219,646 or 43.8% for fiscal year 2005 due to the hiring of additional software developers and a continued focus on research and development activities, as well as, developing and maintaining software compatible with original equipment manufacturers. For fiscal year 2004, research and development expense increased by $205,998 or 69.7%. The increase was primarily the result of the focus of resources toward the completion of much of the base development of the ADMS software. The Company believes research and development will play an important roll in its future success. The Company's goal is to keep its software and processes technologically ahead of the competition and it expects research and development expense to grow in the future.

         Sales, Marketing and General Administrative Expense - Sales, marketing and general administrative expense increased in fiscal year 2005 by $863,755 or 44.1% over fiscal year 2004 due to the hiring of additional sales, marketing and administrative personnel and related costs. These costs were necessary to support expected continued growth in revenues. For example, the Company hired four new regional sales representatives in fiscal 2005. For fiscal year 2004, sales, marketing and general administrative expense decreased $468,267 or 19.3% over fiscal year 2003 due primarily to decreases in travel expenses and professional fees.

         Net Income - For fiscal years 2005 and 2004, the Company recorded net income after tax benefit of $3,175,372 and $1,850,153, respectively. The Company recorded a tax benefit for fiscal years 2005 and 2004 of $3,479,237 and $1,560,000, respectively. For fiscal year 2003, the Company recorded a net loss after tax benefit of ($1,275,015). The overall recognition of profits has been due to increased revenues from installations, increased recurring support charges, as well as, relative decreases in overall expenses and increases in installation and training efficiencies. A tax benefit has been recognized to account for future expected taxable income.

Liquidity and Capital Resources

         The Company's liquidity position has significantly improved during the last two years. As of March 31, 2005 and 2004, working capital totaled $31,346 and $415,267, respectively. As of March 31, 2003, working capital was a deficit of ($680,932). The decrease in working capital as of March 31, 2005 compared with March 31, 2004 is principally a result of additional cash having been raised through the issuance of new common and preferred equity stock in fiscal year 2004, while in fiscal year 2005, the only cash raised through the issuance of equity stock was from the exercise of employee stock options. Historically, we have funded operations by issuing equity stock, but we are now seeking, to the extent feasible, to fund operations solely from revenues generated from operations.

         Cash and cash equivalents were $141,179 and $361,955 as of March 31, 2005 and 2004, respectively. Accounts receivable net of an allowance for doubtful accounts were $464,426 and $489,602, respectively. Current liabilities were $594,850 and $489,579, respectively. The Company did not incur any additional long-term liabilities during the fiscal year ended March 31, 2005. The only long-term obligation as of March 31, 2005 and 2004 is a note for $50,000, payable to a related party, on which the Company only makes interest payments at 12% monthly.

Critical Accounting Policies and Estimates

         Management is basing the discussion and analysis of financial condition and results of operations on the Company's restated financial statements. The preparation of these restated financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as, the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets and contingencies. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its restated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect future results of operations and cash flows.

     o Revenue Recognition. The Company recognizes revenue in accordance with the Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Following SAB No. 104, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured.

         During the course of business, the Company recognizes revenue from the following activities: Technical Support & Maintenance, Hardware Sales, Consulting Services, Installation and Training Services, and Software Sales. Technical Support & Maintenance includes monthly service charges for ongoing technical support, automatic software upgrades, data transfer, data storage, data backup, bar coding, and server maintenance. These services are billed monthly as stipulated in contracts with customers and earned as the services are performed. Hardware Sales include the sales of standard computer systems and peripherals and revenue is recognized when title passes upon shipment to the customer. Installation of the hardware and/or peripherals is not a required component of the purchase contract. Consulting Services include fees charged for additional system training and programming. The Company recognizes consulting service fees under the percentage-of-completion method over the period in which the services are provided. Installation and Training Services include fees for software licensing, server file configuration, on-site training, software and hardware installation, forms programming and data conversion. Revenue is recognized in accordance with the terms of each contract, on a percentage-of-completion basis. Installation and training service contracts generally require the payment of non-refundable security deposits. These deposits are deferred and recognized over the life of the installation and training service contract, which is usually less than one month. Software Sales (where the software is hosted on customers' servers) include licensing fees, server configuration, initial training, programming, and data conversion. Software sales revenue is recognized when title passes upon installation of the software onto the customers' servers.

         In certain cases, the Company has multiple agreements with the same customer under the Company's ASP agreements. In those cases, the Company determines whether or not the fees qualify for separate accounting treatment as required by SAB No. 104 and the American Institute for Certified Public Accountant's Emerging Issues Task Force
         (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." For these arrangements, which include ASP agreements, the Company allocates and defers revenue for the undelivered elements based on their vendor-specific objective evidence (VSOE) of fair value. VSOE is generally the price charged when that element is sold separately. In situations where VSOE exists for all elements (delivered and undelivered), the Company allocates the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, the Company defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for undelivered items that are services, then the Company recognizes the entire arrangement fee ratably over the remaining service period. If VSOE does not exist for undelivered elements that are specified product or features, the Company defers revenues until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

         The Company recognizes revenue related to the delivered products or services only if (i) the above revenue recognition criteria are met;
         (ii) any undelivered products or services are not essential to the functionality of the delivered products and services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining services; and (iv) the Company has an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services. For arrangements where undelivered services are essential to the functionality of the delivered items, the Company recognizes service revenues under the percentage-of-completion contract method in accordance with the provisions of Statement of Position (SOP) 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts."

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

     o   Goodwill.   Management   annually   evaluates  goodwill  for  potential
         impairment indicators. If impairment indicators exist, the impairment is measured in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Management's judgment regarding the existence of impairment indicators are based on legal factors and market and operational conditions. Future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired. Goodwill is not amortized, but instead is subject to impairment tests quarterly.

     o Capitalization of Software Expense. Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Capitalized costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products. In addition, capitalized software costs are tested for impairment each year in accordance with SFAS No. 142.

Item 7.  Financial Statements

         The Company's restated financial statements and associated notes are set forth following the signature page beginning on Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, for the reasons and in the manner set forth in the following paragraph, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         The Company's financial statements included in the Form 10-KSB included a description, in Note 15 to the financial statements, of a "Prior Period Adjustment" relating to its accounting for software development costs. In the course of preparing a response to a routine SEC comment letter on the Form 10-KSB, the principal executive officer and principal financial officer determined that the adjustment reflected in the Form 10-KSB was partially inaccurate and is filing this Amendment, in part, in order to correct that inaccuracy. Information regarding the correction is disclosed in Note 15 to the restated financial statements included herewith. Based upon this occurrence, the

Company determined that it needs to take steps, and is taking steps, to facilitate timely and comprehensive discussions with the Company, and with the Company's independent public accountants, regarding issues that arise in the course of developing financial statements for public disclosure.

Changes in Internal Controls over Financial Reporting

         With the participation of its principal executive officer and principal financial officer, management of the Company has, as required by Rule 13a-15(d) under the Exchange Act, determined that there were no changes during the fiscal year ended March 31, 2005 in its internal control over financial reporting that would materially affect, or would reasonably likely to materially affect, its internal control over financial reporting.

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

              Name                        Age                       Position                       Director Since
----------------------------------     -----------    --------------------------------------    ---------------------
Alan Rudd                                  53         Chief Executive Officer, Chairman of      January 2000
                                                      the Board
Richard Holland                            44         President, Director                       November 2000

Bryan T. Allen                             38         Director                                  August 2000

Paul Henriod                               52         Director                                  December 2004
Kent A. Misener                            53         Director                                  December 2004

         The following paragraphs set forth certain biographical information about each of the directors:

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

         KENT A. MISENER has served as a director of the Company since December 2004. Since 1983, Misener has been the Treasurer and Chief Investment Officer of Deseret Mutual Benefit Administrators, with approximately $4 billion in assets under management. He is also a member of the board of directors of Deseret First Federal Credit Union CUSO and a member of the investment committees of various nonprofit corporations, including Intermountain Healthcare. Misener is a CFA Charter holder and a member of the Salt Lake City Society of Financial Analysts.

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

Executive Officers and Key Employees

         In addition to Messrs. Rudd and Holland, whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officers and key employees of the Company:

              Name                        Age                       Position                       Officer Since
----------------------------------     -----------    -------------------------------------     ---------------------

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


                                                                              Long Term Compensation
                                                                        -----------------------------------
                                              Annual Compensation                Awards           Payouts
                                         ------------------------------          ------           -------

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


                                      Number of         Percent of Total
                                     Securities        Options Granted to
                                 Underlying Options    Employees in Fiscal
             Name                      Granted                Year              Exercise Price       Expiration Date
------------------------------   ------------------    -------------------      --------------       ---------------
Stephen L. Russo,
Vice President of Operations       105,000 (1) (2)            8.2%                   $0.60            7/01/2014 (2)
and Chief Financial Officer
(2)

David D. Jenkins,
Vice President of Marketing          100,000 (1)              7.8%                   $0.60              7/01/2014


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

Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table provides information regarding options held by the Named Executive Officers as of March 31, 2005 and options exercised by them during the year ended March 31, 2005:

                                                         Number of Securities
                                                    Underlying Unexercised Options        Value of Unexercised
                        Securities                                at                     In-the-Money Options at
                       Acquired on     Aggregate            March 31, 2005                 March 31, 2005 (1)
  Name and Position      Exercise        Value       Exercisable    Unexercisable     Exercisable    Unexercisable
                           (#)         Realized          (#)             (#)              ($)             ($)
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

                                                                                         Beneficial Ownership of
                                           Beneficial Ownership of Common Stock          Series B Preferred Stock
                                           -------------------------------------  --------------------------------------
                                            Ownership Amount                        Ownership Amount
                                             and Nature of                           and Nature of
                                               Beneficial          Percentage          Beneficial         Percentage
  Name and Address of Beneficial Owner        Ownership(1)        Ownership(2)        Ownership(1)       Ownership(3)
-----------------------------------------  ------------------     -------------     -----------------    ---------------
Alan Rudd, CEO and Chairman of the Board
10542 South Jordan Gateway
South Jordan, Utah  84095                     8,245,189(4)            21.8%               N/A                N/A



                                                                                         Beneficial Ownership of
                                           Beneficial Ownership of Common Stock          Series B Preferred Stock
                                           -------------------------------------  --------------------------------------
                                            Ownership Amount                        Ownership Amount
                                             and Nature of                           and Nature of
                                               Beneficial          Percentage          Beneficial         Percentage
  Name and Address of Beneficial Owner        Ownership(1)        Ownership(2)        Ownership(1)       Ownership(3)
-----------------------------------------  ------------------     -------------     -----------------    ---------------
Richard Holland, President and Director
10542 South Jordan Gateway
South Jordan, Utah   84095                    1,860,000(5)            4.9%                N/A                N/A


Stephen L. Russo, Vice President of
Operations and CFO (until April 2005)
10542 South Jordan Gateway
South Jordan, Utah   84095                     640,000(6)             1.7%                N/A                N/A


Blake Nielson, Vice
President of Client Services
10542 South Jordan Gateway
South Jordan, Utah   84095                     678,000(7)             1.8%                N/A                N/A

David D. Jenkins, Vice President of
Marketing
10542 South Jordan Gateway
South Jordan, Utah   84095                     272,000(8)             0.7%                N/A                N/A


Bryan T. Allen, Director
201 South Main Street
Suite 1100
Salt Lake City, UT  84111                      138,000(9)             0.4%                N/A                N/A


Paul Henriod, Director
1835 Laird Avenue
Salt Lake City, Utah  84108                  3,424,243(10)            9.0%                N/A                N/A

All officers and directors                     15,257,432             40.3%               N/A                N/A

   5% Series B Preferred Shareholders
   (Who are not Executive Officers or
               Directors)

Larry Battison
P.O. Box 1465
Duncan, OK  73534                                 N/A                  N/A               50,000              8.6%

B. Joe Clayton 4600 Clinton Hwy.
Knoxville, TN  37912                              N/A                  N/A               50,000              8.6%

Chapman Automotive Group
6601 East McDowell Road
Scottsdale, AZ  85257                             N/A                  N/A               50,000              8.6%


                                                                                         Beneficial Ownership of
                                           Beneficial Ownership of Common Stock          Series B Preferred Stock
                                           -------------------------------------  --------------------------------------
                                            Ownership Amount                        Ownership Amount
                                             and Nature of                           and Nature of
                                               Beneficial          Percentage          Beneficial         Percentage
  Name and Address of Beneficial Owner        Ownership(1)        Ownership(2)        Ownership(1)       Ownership(3)
-----------------------------------------  ------------------     -------------     -----------------    ---------------
Donald Ray Herring
4225 W. Plano Parkway
Plano, TX  75093                                  N/A                  N/A               50,000              8.6%

Anne K. Swope
1100 North Dixie
Elizabethtown, KY  42701                          N/A                  N/A               75,000             13.0%

Robert Woodhouse
2171 S. Hwy. 30
Blair, NE  68008                                  N/A                  N/A               50,000              8.6%

Lance Pittack
P.O. Box 546
Blair, NE  68008                                  N/A                  N/A               50,000              8.6%

Paul Cech
P.O. Box 546
Blair, NE  68008                                  N/A                  N/A               50,000              8.6%

H2 Land Trust
P.O. Box 467
Pontiac, IL  61764                                N/A                  N/A              100,000             17.3%


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

     (5) Includes 1,240,000 options granted under the Company's incentive plan that are exercisable within 60 days of the date of the table and 620,000 secondary options granted by shareholders of the Company (See "Item 12. Certain Relationships and Related Transactions").

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

     (10) Includes 1,409,092 warrants granted for services.

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

         During the years ended March 31, 2005 and 2004, Bryan Allen, Director, was a partner with Stoel Rives LLP and then Parr Waddoups Brown Gee & Loveless. Mr. Allen, and his law firms, provides legal services to the Company. During each of the years ended March 31, 2005 and 2004, such laws firms billed the Company approximately $51,000 and $34,600, respectively, in legal services.

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
                                                                     13, 2001, File No. 0-24372

     3.1           Certificate of Incorporation, as amended to       Incorporated by reference to the
                                                                     Company's Quarterly Report on Form 10-QSB
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

     10.1          2001 Stock Incentive Plan, as amended             Incorporated    by   reference   to   the
                                                                     Company's  Annual  Report on Form  10-KSB
                                                                     filed with the SEC on July 14, 2005, File
                                                                     No. 0-24372

     10.2          Master Lease between Parkway Tower, L.L.C.        Incorporated by reference to Annual
                   and the Company.                                  Report on Form 10-KSB filed with the
                                                                     SEC on July 14, 2000, File No. 0-24372

     10.3          Office Lease between RiverPark Three, LLC         Incorporated by reference to the
                   and the Company                                   Company's Annual Report on Form
                                                                     10-KSB filed with the SEC on July 14,
                                                                     2005, File No. 0-24372

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

     23.1          Consent of Independent Registered Public          Filed herewith
                   Accounting Firm


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------
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

                                     ARKONA, INC.

                                     By:       /s/   Alan Rudd
                                             -----------------------------------

                                              Alan  Rudd
                                              Chief Executive Officer

                                     Date:   November 10, 2005
                                             -----------------------------------

                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES


                    Signature                                      Title                             Date
                    ---------                                      -----                             ----

                                                     Chief Executive Officer and               November 10, 2005
           /s/ Alan Rudd                             Director (Principal Executive
--------------------------------------------         Officer)
     Alan Rudd


           /s/ Richard Holland                       President, Chief Technology               November 10, 2005
--------------------------------------------         Officer and Director
     Richard Holland


           /s/ Leland H. Boardman                    Chief Financial Officer                   November 10, 2005
--------------------------------------------         (Principal Financial and
     Leland H. Boardman                              Accounting Officer)



                                                     Director                                  November 10, 2005
--------------------------------------------
     Marc A. Fuller

          /s/ Paul Henriod*                          Director                                  November 10, 2005
--------------------------------------------
     Paul Henriod

          /s/ Kent A. Misener*                       Director                                  November 10, 2005
--------------------------------------------
     Kent A. Misener


         * By:  Alan Rudd, Attorney-In-Fact.

                                  ARKONA, INC.

                             March 31, 2005 and 2004

             Report of Independent Registered Public Accounting Firm

                                       and

                          Restated Financial Statements


                                  ARKONA, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

Report of Independent Registered Public Accounting Firm.........................................................F-2

Restated Balance Sheets as of March 31, 2005 and 2004...........................................................F-4

Restated Statements of Operations for the Years Ended March 31, 2005, 2004 and 2003.............................F-6

Restated Statements of Stockholders' Equity (Deficit) For the Years Ended
       March 31, 2005, 2004 and 2003............................................................................F-7

Restated Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003.............................F-8

Notes to Restated Financial Statements.........................................................................F-10


                                  ARKONA, INC.



             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders of Arkona, Inc.:

We have audited the accompanying balance sheets of Arkona, Inc., as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkona, Inc., as of March 31, 2005 and 2004, and the results of operations and cash flows for the years ended March 31, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ MANTYLA McREYNOLDS, LLC
---------------------------
MANTYLA McREYNOLDS, LLC
Salt Lake City, Utah
June 23, 2005, except for Note 15 to which the date is November 3, 2005

                                  ARKONA, INC.
                             Restated Balance Sheets
                                 As of March 31,


                                               Notes       2005         2004
                                             ---------  ----------   ----------
ASSETS
Current Assets:
     Cash and Cash Equivalents                   1      $  141,179   $  361,955
     Accounts Receivable (less allowance for
         doubtful accounts of $75,000 and
         $30,134, respectively)                  1         464,426      489,602
     Employee Advances                                      17,092       41,668
     Prepaid Expenses                                        3,499       11,621
                                                        ----------   ----------
     Total Current Assets                                  626,196      904,846
                                                        ----------   ----------
Property and Equipment - net                     5         359,810      220,777
                                                        ----------   ----------
Other Assets:
     Deferred Tax Asset                         1,2      5,039,237    1,560,000
     Capitalized Software Costs - net           1,3      1,148,935    1,018,716
     Goodwill - net                              6         156,622      156,622
     Intellectual Property - net                 6          76,420       76,420
     Deposits                                    8         122,080       79,580
     Other - net .                                          27,086
                                                        ----------   ----------
     Total Other Assets                                  6,543,294    2,918,424
                                                        ----------   ----------

Total Assets                                            $7,529,300   $4,044,047
                                                        ==========   ==========





See accompanying notes to restated financial statements


                                  ARKONA, INC.
                             Restated Balance Sheets
                                 As of March 31,


                                                        Notes         2005            2004
                                                    ------------  ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                             $    156,074    $    157,779
     Accrued Liabilities                                               238,450         192,781
     Deferred Revenue                                     1            200,326         139,019
                                                                  ------------    ------------
     Total Current Liabilities                                         594,850         489,579
                                                                  ------------    ------------

Long-Term Note Payable                                   14             50,000          50,000
                                                                  ------------    ------------

Total Liabilities                                                      644,850         539,579
                                                                  ------------    ------------
Stockholders' Equity:                                 10, 12, 13
     Preferred Stock ($.001 par value; authorized
         10,000,000 shares; issued and outstanding
         575,000 shares)                                 7                 575             575
     Common Stock ($.001 par value; authorized
         50,000,000 shares; issued and outstanding
         32,169,670 and 31,565,670, respectively)                       32,170          31,566
     Additional Paid-In Capital                                     23,394,632      23,188,211
     Unearned compensation - stock options              1, 10          (19,357)
     Accumulated Unrealized Losses on
         Investments                                     1                --           (16,942)
     Accumulated Deficit                                9, 15      (16,523,570)    (19,698,942)
                                                                  ------------    ------------
     Total Stockholders' Equity                                      6,884,450       3,504,468
                                                                  ------------    ------------

Total Liabilities & Stockholders' Equity                          $  7,529,300    $  4,044,047
                                                                  ============    ============


See accompanying notes to restated financial statements


                                  ARKONA, INC.
                        Restated Statements of Operations
                          For the Years Ended March 31,

                                             Notes           2005             2004            2003
                                         ------------    ------------    ------------    ------------
Revenues:                                        1
     Installation and Training Services                  $  2,880,146    $  2,674,041    $  1,514,940
     Technical Support & Maintenance                        3,993,073       2,379,584       1,366,842
     Hardware Sales                                           324,852          67,785          38,624
     Other                                                     56,590         228,943         151,876
                                                         ------------    ------------    ------------
     Total Revenues                                         7,254,661       5,350,353       3,072,282

Cost of Sales                                  1, 3         4,059,955       2,556,471       1,588,132
                                                         ------------    ------------    ------------
Gross Profit                                                3,194,706       2,793,882       1,484,150

Operating Expenses:                            1, 4
     Sales, Marketing & General
         Administrative                                     2,824,349       1,960,594       2,428,861
     Research & Development                                   721,069         501,423         295,425
                                                         ------------    ------------    ------------
     Total Operating Expenses                               3,545,418       2,462,017       2,724,286
                                                         ------------    ------------    ------------
Net income (loss) from operations                            (350,712)        331,865      (1,240,136)

Other Income (Expense) - net                      1            46,847         (41,712)        (34,879)
                                                         ------------    ------------    ------------
Income (Loss) Before Income Taxes                            (303,865)        290,153      (1,275,015)

Income Tax Benefit                                2         3,479,237       1,560,000
                                                         ------------    ------------    ------------
Net Income (Loss)                                        $  3,175,372    $  1,850,153    $ (1,275,015)
                                                         ============    ============    ============
Basic Earnings per Common Share:
     Net Income                                          $      0.099    $      0.062    $     (0.049)
     Average Number of Shares
           Outstanding                            1        31,956,688      29,755,709      26,122,740
Diluted Earnings per Common Share:
     Net Income                                          $      0.082    $      0.053    $     (0.049)
     Average Number of Shares
           Outstanding                            1        38,926,858      35,194,012      26,122,740







See accompanying notes to restated financial statements

                                  ARKONA, INC.
                  Statements of Stockholders' Equity/(Deficit)
                          For the Years Ended March 31,
                                  (split table)


                                                                                       Additional
                          Preferred       Preferred        Common         Common        Paid-In
                            Shares          Stock          Shares          Stock        Capital
                          ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2002           --             --       23,842,798   $     23,843  $  20,672,508

Prior period
adjustment - error in
recording amortization
of software costs                 --             --             --             --             --

Issued shares for cash
at $0.30 per share                --             --          200,000            200         59,800

Issued shares from
warrants for cash at
$0.33 per share                   --             --          303,030            303         99,697

Issued shares for cash
at $0.20 per share                --             --        3,890,000          3,890        774,110

Issued shares for debt
at $0.20 per share                --             --          200,000            200         39,862


Net loss                          --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2003           --             --       28,435,828   $     28,436   $ 21,645,977

Issued stock for cash
at $1.00 per share             575,000            575           --             --          574,425

Issued shares to
settle debt at $0.20
and $0.30 per share               --             --        1,374,415          1,374        316,564

Issued shares for
cash  at $0.15 to
$0.60 per share                   --             --        1,665,927          1,666        616,235

Issued shares for
options exercised at
$0.30 and $0.47 per
share                             --             --           89,500             90         35,010

Net income                        --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2004        575,000   $        575     31,565,670   $     31,566   $ 23,188,211


Issued shares for
options exercised at
$.20 and $.30 per share           --             --          474,000            474        127,726

Issued shares for cash
and services at $.40
to $.51 per share                 --             --          130,000            130         52,420

Unearned compensation             --             --             --             --           26,275

Compensation earned               --             --             --             --             --

Stock investment
write-off                         --             --             --             --             --

Net income                        --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2005        575,000   $        575     32,169,670   $     32,170   $ 23,394,632



See accompanying notes to financial statements

                                     F-7(A)

                                  ARKONA, INC.
                  Statements of Stockholders' Equity/(Deficit)
                          For the Years Ended March 31,
                             (split table concluded)


                              Unearned      Accumulated
                            Compensation     Unrealized                       Total
                                - Stock        Losses on     Accumulated    Stockholders'
                                Options       Investments      Deficit     Equity/(Deficit)
                            ------------    ------------    ------------   ---------------
Balance, March 31, 2002             --      $    (16,942)   $(20,783,233)   $   (103,824)

Prior period
adjustment - error in
recording of software
costs and amortization              --              --           509,153         509,153

Issued shares for cash
at $0.30 per share                  --              --              --            60,000

Issued shares from
warrants for cash at
$0.33 per share                     --              --              --           100,000

Issued shares for cash
at $0.20 per share                  --              --              --           778,000

Issued shares for debt
at $0.20 per share                  --              --              --            40,062


Net loss                            --              --        (1,275,015)     (1,275,015)
                            ------------    ------------    ------------    ------------

Balance, March 31, 2003             --      $    (16,942)   $(21,549,095)      (108,376)

Issued stock for cash
at $1.00 per share                  --              --              --           575,000

Issued shares to
settle debt at $0.20
and $0.30 per share                 --              --              --           317,938

Issued shares for
cash  at $0.15 to
$0.60 per share                     --              --              --           617,901

Issued shares for
options exercised at
$0.30 and $0.47 per
share                               --              --              --            35,100

Net income                          --              --         1,850,153       1,850,153
                            ------------    ------------    ------------    ------------
Balance, March 31, 2004             --      $    (16,942)   $(19,698,942)   $  3,504,468


Issued shares for
options exercised at
$.20 and $.30 per share             --              --              --           128,200

Issued shares for cash
and services at $.40
to $.51 per share                   --              --              --            52,550

Unearned compensation            (26,275)           --              --              --

Compensation earned                6,918            --              --             6,918

Stock investment
write-off                           --            16,942            --            16,942

Net income                          --              --         3,175,372       3,175,372
                            ------------    ------------    ------------    ------------
Balance, March 31, 2005     $    (19,357)   $       --      $(16,523,570)   $  6,884,450

See accompanying notes to financial statements.

                                     F-7(B)

                                  ARKONA, INC.
                        Restated Statements of Cash Flows
                          For the Years Ended March 31,

                                                          2005           2004           2003
                                                      -----------    -----------    -----------
Cash Flows from Operating Activities:
     Net Income (Loss)                                $ 3,175,372    $ 1,850,153    $(1,275,015)
     Adjustments to Reconcile Net Income
         (Loss) to Net Cash Used by
         Operating Activities:
         Depreciation Expense                             115,759        104,685        103,669
         Amortization Expense                             248,181        131,820        112,923
         Bad Debt Expense                                  44,866          6,188         17,938
         Stock Compensation Expense                         6,918           --             --
         Realized Gain on Investments                     (55,972)          --             --
         Deferred Income Tax Benefit                   (3,479,237)    (1,560,000)          --
         Decrease (Increase) in Accounts Receivable       (19,690)      (412,244)        80,716
         Decrease (Increase) in Employee Advances          24,576        (22,279)        (7,339)
         Decrease (Increase) in Prepaid Expenses            8,122        (11,621)          --
         Increase (Decrease) in Accounts Payable           (1,705)      (189,509)      (106,199)
         Increase (Decrease) in Accrued Liabilities        45,669        (51,261)        33,658
         Increase (Decrease) in Deposits & Other          (42,500)       (66,375)         4,574
         Increase (Decrease) in Deferred Revenue           61,307        (33,414)        63,683
                                                      -----------    -----------    -----------
     Net Cash Provided by (Used in)
         Operating Activities                             131,666       (253,857)      (971,392)
                                                      -----------    -----------    -----------
Cash Flows from Investing Activities:
     Acquisition of Property and Equipment               (254,792)      (202,125)       (25,332)
     Cash from Sale of Intangible Asset                   100,000           --             --
     Software Development Costs                          (378,400)      (357,312)      (376,498)
                                                      -----------    -----------    -----------
     Net Cash Used in Investing Activities               (533,192)      (559,437)      (401,830)
                                                      -----------    -----------    -----------
Cash Flows from Financing Activities:
     Principal Increase (Decrease) in Notes Payable          --          (71,058)       333,239
     Proceeds from Issuance of Common Stock               207,025        653,000        938,000
     Issuance of Stock Options                            (26,275)          --             --
     Proceeds from Issuance of Preferred Stock               --          575,000           --
                                                      -----------    -----------    -----------
     Net Cash Provided by Financing Activities            180,750      1,156,942      1,271,239
                                                      -----------    -----------    -----------
Net Increase (Decrease) in Cash                          (220,776)       343,648       (101,983)

Beginning Cash Balance                                    361,955         18,307        120,290
                                                      -----------    -----------    -----------
Ending Cash Balance                                   $   141,179    $   361,955    $    18,307
                                                      ===========    ===========    ===========



See accompanying notes to restated financial statements

                                  ARKONA, INC.
                        Restated Statements of Cash Flows
                          For the Years Ended March 31,


                                     2005            2004             2003
                                     ----            ----             ----

Supplemental Disclosure Information:
Cash Paid for Interest           $   11,164       $   41,712       $   34,880
Cash Paid for Income Taxes             --         $    5,441       $    1,831
Issued Stock for Debt                  --         $  317,939       $   40,062






See accompanying notes to restated financial statements

                     Notes to Restated Financial Statements


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

         Net Income (Loss) Per Common Share - In accordance with SFAS No. 128, "Earnings per Share," basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents were not included in the computation of net loss per common share for fiscal year 2003 because their inclusion was anti-dilutive.

         Cash & Cash Equivalents - For purposes of the restated statements of cash flows, the Company considers cash on deposit in banks and other unrestricted investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances in a local financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2005, the Company had cash in excess of the insured amount at this institution.

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

         Revenue Recognition - The Company recognizes revenue in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Following SAB No. 104, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. During the course of business, the Company recognizes revenue for the following activities: Technical Support & Maintenance, Hardware Sales, Consulting Services, Installation and Training Services, and Software Sales. Technical support & maintenance includes monthly service charges for ongoing technical support, automatic software upgrades, data transfer, data storage, data backup, bar coding, and server maintenance. These services are billed monthly as stipulated in contracts with customers and earned as the services are performed. Hardware Sales include the sales of standard computer systems and peripherals, and revenue is recognized when title passes upon shipment to the customer. Installation of the hardware and/or peripherals is not a required component of the purchase contract. Consulting Services include fees charged for additional system training and programming. The Company recognizes consulting service fees under the percentage-of-completion method over the period in which the services are provided. Installation and Training Services include fees for software licensing, server file configuration, on-site training, software and hardware installation, forms programming and data conversion. Revenue is recognized in accordance with the terms of each contract, on a percentage-of-completion basis. Installation and Training Service contracts require the payment of non-refundable security deposits. These deposits are deferred and recognized over the life of the Installation and Training Service contract, which is usually less than one month. Software sales (where software is hosted on customers' servers) include licensing fees, server configuration, initial training, programming, and data conversion. Software sales revenue is recognized when title passes upon installation of the software onto the customers' servers.

         In certain cases, the Company has multiple agreements with the same customer under the Company's Application Service Provider (ASP) agreements. In those cases, the Company determines whether or not the fees qualify for separate accounting treatment as required by SAB No. 104 and the American Institute for Certified Public Accountant's Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." For these arrangements, which include ASP agreements, the Company allocates and defers revenue for the undelivered elements based on their vendor-specific objective evidence (VSOE) of fair value. VSOE is generally the price charged when that element is sold separately. In situations where VSOE exists for all elements (delivered and undelivered), the Company allocates the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, the Company defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for undelivered items that are services, then the Company recognizes the entire arrangement fee ratably over the remaining service period. If VSOE does not exist for undelivered elements that are specified product or features, the Company defers revenues until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

         The Company recognizes revenue related to the delivered products or services only if: (1) the above revenue recognition criteria are met;
         (2) any undelivered products or services are not essential to the functionality of the delivered products and services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining services; and (4) the Company has an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services.

         For arrangements where undelivered services are essential to the functionality of the delivered items, the Company recognizes service revenues under the percentage-of-completion contract method in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts."

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

         Software Development Costs - Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Capitalized software costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products (determined to be five years). In addition, with the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets", capitalized software costs are tested for impairment each quarter along with other intangible assets. If impairment is determined, the amount of the impairment is written off in that period.

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

        Reconciliation between income taxes at statutory tax rates (39%) and the actual income tax provision for continuing operations as of March 31, 2005 follows:

        Expected provision (based on statutory rates)   $   (73,990)
        Effect of:
         Non-deductible permanent differences                 4,098
         Increase (decrease) in valuation allowance      (3,432,434)
         Increase in NOL carry forward                       23,089
                                                        -----------
        Total actual provision (benefit)                $(3,479,237)
                                                        ===========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2005 and 2004, are presented below.

                                                                            March 31, 2005        March 31, 2004
                                                                            ----------------      ---------------
              Deferred tax assets:
                  Allowance for bad debts                                   $        29,250       $       11,752
                  Net operating loss carry forward                                5,532,375            5,519,534
                  Property and equipment, due to differences in
                  depreciation                                                       23,846               31,626
                  Intangibles, due to differences in amortization
                                                                                     74,312               50,068
                                                                            ----------------      ---------------
                  Gross deferred tax assets                                       5,659,783            5,612,980
                  Less valuation allowance                                          620,546            4,052,980
                                                                            ----------------      ---------------
                  Deferred tax assets                                             5,039,237            1,560,000

              Deferred tax liabilities                                                 --                   --
                                                                            ----------------      ---------------

              Net deferred tax assets                                       $     5,039,237       $    1,560,000
                                                                            ================      ===============


        The components of the provision (benefit) for income tax are as follows:

                                                                             March 31, 2005        March 31, 2004
                                                                            ----------------      ---------------
              Current expense (benefit):
                  Federal                                                   $          --         $         --
                  State

              Deferred expense (benefit):
                  Federal                                                        (3,033,181)          (1,360,000)
                  State                                                            (446,056)            (200,000)
                                                                            ----------------      ---------------

              Total provision (benefit) for income tax                      $    (3,479,237)      $   (1,560,000)
                                                                            ================      ===============

         The allowance has decreased $3,432,434 as of March 31, 2005. The decrease in the allowance is based on the weight of available evidence, that it is more likely than not that the deferred tax assets will be realized. The Company has been able to substantially increase revenues over the past two years. The Company has an established customer base that generates significant recurring revenue and expects to continue to expand that base, generating additional one-time installation and recurring revenues. The Company believes it has incurred most of the significant equipment and human resource expenses necessary to support its expected growth and appears to be capable of maintaining profitable operations going forward.

         Net operating loss carry forwards expire thru 2025. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, 2005 will be reported as a reduction of income tax expense from continuing operations.

3.       Capitalized Software Costs

         The Company capitalizes certain costs of developing its software products in accordance with Statement of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization expense, charged to cost of sales, was $248,181 and $131,820 for the years ended March 31, 2005 and 2004, respectively. For the years ended March 31, 2005 and 2004, capitalized software costs and accumulated amortization were as follows:

                                             2005             2004

            Capitalized Software Costs     1,621,362      1,242,962
            Accumulated Amortization        (472,427)      (224,246)
                                         -----------    -----------
            Net                          $ 1,148,935    $ 1,018,716
                                         ===========    ===========

4.      Leases

        The Company has an operating lease for its office facilities which expires July 31, 2005. On August 1, the Company will move to a new facility and has entered into a new five (5) year operating lease.

                     Year                          Minimum
                    Ending                     Lease Payments
                    ------                     --------------
                  3/31/2006                    $   397,473
                  3/31/2007                         474,842
                  3/31/2008                         487,339
                  3/31/2009                         499,836
                  3/31/2010                         512,333
                  3/31/2011                         172,166
                                              -------------
                  Total                          $2,543,989
                                              =============

         Rent expense under the facility lease was $274,606 and $243,892 for the years ended March 31, 2005 and 2004, respectively.

         The Company has operating leases with IBM for equipment. The terms require payments, on a month-to-month basis, in the amounts totaling $4,366. Upon written notice, the Company is able to return or exchange the equipment at its option.

5.       Property and Equipment

         Property and equipment are summarized by major classifications as follows:

                              2005            2004          Method / Life
                           -----------    -----------       -------------
Office Furniture           $   113,572    $   102,979          SL / 5
Computer Software              171,487         70,605          SL / 3
Computer Equipment             733,172        606,258          SL / 3
Leasehold Improvements          54,763         54,763          SL / 5
Automobile                      16,403                         SL / 5
                           -----------    -----------
Total                        1,089,397        834,605
Accumulated Depreciation      (729,587)      (613,828)
                           -----------    -----------
Net                        $   359,810    $   220,777
                           ===========    ===========

         Depreciation expense was $115,759 and $104,685 for the years ended March 31, 2005 and 2004, respectively.

         The Company charges repairs and maintenance to expense as incurred, and capitalizes replacements and improvements when these costs extend the useful life of the assets.

6.       Goodwill and Intellectual Property

         On November 9, 2000 the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Ensign Information Systems ("Ensign"). In accordance with the Agreement, the Company issued 1,500,000 shares of common stock for substantially all of the assets of Ensign, including intellectual property.

         With the acquisition of Ensign, the Company recorded goodwill of $313,244. Through fiscal year 2002 and into fiscal year 2003, the Company had amortized $156,622, or half of the original book balance. In addition, the Company acquired from Ensign intellectual property related to the core management system software of $305,682. Through fiscal year 2002 and into fiscal year 2003, the Company had amortized $229,262 of the asset. In fiscal year 2003, the Company adopted SFAS No. 142,"Goodwill and Other Intangible Assets". This statement eliminates the amortization of goodwill and other intangible assets and requires the Company to test the assets for impairment, which the Company performs on a quarterly basis. Based on management's analysis and testing for impairment, no adjustment in the asset values was recorded for the years ended March 31, 2005 and 2004.

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

9.      Liquidity

        The Company incurred development losses from inception to March 31, 2003 amounting to $21,549,095. The Company has earned profits in each the last two fiscal years. In the future, the Company believes that it will generate sufficient cash flow from operations to fund its growth. In the event that cash flow requirements are not met by operations, management intends to raise additional capital through private placement offerings.

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

        The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation" and applies APB Opinion 25, "Accounting for Stock Issued to Employees" to stock options.

                                                     Year Ended March 31,
                                          -----------------------------------------
                                              2005           2004           2003
                                          -----------    -----------    -----------
        Net income, as reported           $ 3,175,372    $ 1,850,153    $(1,275,015)

        Add: stock-based employee
        compensation expense
        included in reported net income         6,918           --             --

        Deduct:  total stock-based
        employee compensation expense
        determined under fair value
        based method for all awards           (56,480)       (10,868)        (7,152)
                                          -----------    -----------    -----------
        Pro forma net income              $ 3,125,810    $ 1,839,285    $(1,282,167)
                                          ===========    ===========    ===========

        Information on stock options outstanding as of March 31, 2005 and 2004 is as follows:

                                            Number of                     Weighted
                             Range of      Options and       Average       Average                    Weighted
              Year           Exercise        Warrants       Remaining     Exercise       Number        Average
             Ended            Prices       Outstanding        Life          Price      Exercisable      Price
            --------        ----------     -------------    ---------     ---------    ------------   ----------
            03/31/05        $0.20-0.65         8,254,092     90 mos.        $0.32         3,147,000     $0.30

            03/31/04        $0.20-0.70         7,738,092     93 mos.        $0.38         2,303,700     $0.38

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

15.     Prior Period Adjustments

       During 2005, the Company determined that their accounting for software development costs was erroneously reported in prior periods. The Company had expensed all software development costs during the years ended March 31, 2001, 2002 and 2003. Beginning with the fiscal year ended March 31, 2004, the Company capitalized software development costs related to automobile manufacturer integration software that were incurred between the date technical feasibility was established and the date the software became ready for its intended use. Similar expenses incurred during fiscal years 2001, 2002 and 2003 should have been consistently capitalized. Accordingly, the Company has booked $119,165, $389,988 and $376,497 in fiscal years 2001, 2002 and 2003, respectively, to retroactively capitalize the asset.

       The Company amortizes capitalized software development expenses over the useful life of the underlying software, deemed to be five years. Having capitalized certain software development expenses as described above, the Company recalculated amortization expense for the years ended March 31, 2003, 2004 and 2005, beginning with the completion of the first integration software in May 2002.

       In addition, the Company mistakenly combined a software asset capitalized through the acquisition of Ensign (see Notes 1 and 6) with the capitalized software development costs described above. This combination resulted in an inaccurate reporting of software assets and an inaccurate calculation of related accumulated amortization.

       The effect on certain line items affected by these recalculations is set forth below:

                                    For the Years Ended March 31, 2005, 2004 and 2003
                  --------------------------------------------------------------------------------------
                   Reconciliation from 2005      Reconciliaiton from 2004      Reconciliation from 2003
                  10-KSB filed July 14, 2005     10-KSB filed July 7, 2004    10-KSB filed June 30, 2003
                  --------------------------    --------------------------    --------------------------

                   Acquired                      Acquired                      Acquired
                   Software      Accumulated     Software      Accumulated     Software      Accumulated
                    Asset        Amortization       Asset      Amortization      Asset      Amortization
                  -----------    -----------    -----------    -----------    -----------    -----------
Previously
reported          $      --      $      --      $   305,682    $  (229,262)   $   305,682    $  (229,262)

Adjustment        $   305,682    $  (229,262)   $      --      $      --      $      --      $      --
                  -----------    -----------    -----------    -----------    -----------    -----------
Adjusted amount   $   305,682    $  (229,262)   $   305,682    $  (229,262)   $   305,682    $  (229,262)



                     OEM                           OEM                           OEM
                   Software      Accumulated     Software      Accumulated      Software     Accumulated
                    Asset        Amortization     Asset        Amortization      Asset       Amortization
                  -----------    -----------    -----------    -----------    -----------    -----------
Previously
reported          $ 1,041,395    $  (236,846)   $   357,312    $      --      $      --      $      --

Adjustment        $   579,967    $  (235,581)   $   885,650    $  (224,246)   $   885,650    $   (92,426)
                  -----------    -----------    -----------    -----------    -----------    -----------
Adjusted amount   $ 1,621,362    $  (472,427)   $ 1,242,962    $  (224,246)   $   885,650    $   (92,426)


                                                                                Income
                     Income                        Income                       (Loss)
                  (Loss) from     Net Income    (Loss) from     Net Income       from        Net Income
                  Operations        (Loss)       Operations       (Loss)       Operations      (Loss)
                  -----------    -----------    -----------    -----------    -----------    -----------

Previously
reported          $  (236,565)   $ 3,289,519    $   478,683    $ 1,996,971    $(1,524,206)   $(1,559,085)

Adjustment        $  (114,147)   $  (114,147)   $  (146,818)   $  (146,818)   $   284,070    $   284,070
                  -----------    -----------    -----------    -----------    -----------    -----------
Adjusted amount   $  (350,712)   $ 3,175,372    $   331,865    $ 1,850,153    $ (1,240,136)  $(1,275,015)



                   Basic EPS     Diluted EPS     Basic EPS     Diluted EPS     Basic EPS     Diluted EPS
                  -----------    -----------    -----------    -----------    -----------    -----------
Previously
reported          $     0.103    $     0.085    $     0.064    $     0.055    $    (0.058)   $    (0.058)

Adjustment        $    (0.004)   $    (0.003)   $    (0.002)   $    (0.002)   $    (0.009)   $    (0.009)
                  -----------    -----------    -----------    -----------    -----------    -----------
Adjusted amount   $     0.099    $     0.082    $     0.062    $     0.053    $    (0.049)   $    (0.049)


        The following table shows the restated major line items from each of the quarters in the fiscal year ended March 31, 2005:

=================================================================================================
                                    Quarter      Quarter     Quarter      Quarter   Total for the
                                                  Ended       Ended        Ended      Year Ended
                                   06/30/04     09/30/04     12/31/04     03/31/05    03/31/05
-------------------------------   ----------   ----------   ----------   ----------   ----------
Total Revenues                    $1,634,599   $1,541,022   $2,089,081   $1,989,959   $7,254,661
-------------------------------   ----------   ----------   ----------   ----------   ----------
Cost of Sales                     $  969,125   $  814,948   $1,032,061   $1,243,821   $4,059,955
-------------------------------   ----------   ----------   ----------   ----------   ----------
Gross Profit                      $  665,474   $  726,074   $1,057,020   $  746,138   $3,194,706
-------------------------------   ----------   ----------   ----------   ----------   ----------
Total Operating Expenses          $  823,301   $  737,328   $  886,973   $1,097,816   $3,545,418
-------------------------------   ----------   ----------   ----------   ----------   ----------
Net Income (Loss)                 $  781,255   $  854,963   $1,037,357   $  501,797   $3,175,372
-------------------------------   ----------   ----------   ----------   ----------   ----------
Basic Earnings per Share          $    0.025   $    0.027   $    0.032   $    0.016   $    0.099
-------------------------------   ----------   ----------   ----------   ----------   ----------
Diluted Earnings per Share        $    0.020   $    0.022   $    0.027   $    0.013   $    0.082
-------------------------------   ----------   ----------   ----------   ----------   ----------
Current Assets                    $  462,951   $  535,232   $  817,216   $  626,196
-------------------------------   ----------   ----------   ----------   ----------   ----------
Fixed Assets                      $  231,227   $  254,499   $  261,438   $  359,810
-------------------------------   ----------   ----------   ----------   ----------   ----------
Other Assets                      $3,799,545   $4,704,066   $5,606,012   $6,543,294
-------------------------------   ----------   ----------   ----------   ----------   ----------
Total Assets                      $4,493,723   $5,493,797   $6,684,666   $7,529,300
-------------------------------   ----------   ----------   ----------   ----------   ----------
Current Liabilities               $   88,050   $  149,861   $  283,373   $  594,850
-------------------------------   ----------   ----------   ----------   ----------   ----------
Total Liabilities                 $  138,050   $  199,861   $  333,373   $  644,850
-------------------------------   ----------   ----------   ----------   ----------   ----------
Stockholders' Equity              $4,335,673   $5,293,936   $6,351,293   $6,884,450
-------------------------------   ----------   ----------   ----------   ----------   ----------
Total Liabilities & Equity        $4,493,723   $5,493,797   $6,684,666   $7,529,300
-------------------------------   ----------   ----------   ----------   ----------   ----------

16. Earnings per share

        The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                               For the Year Ended March 31, 2005
                                         ---------------------------------------------
                                            Income         Shares    Per Share Amount
                                         (Numerator)   (Denominator)     (Amount)

        Basic EPS:
            Income available to
            common stockholders           $3,175,372   31,956,688   $        0.099
        Effect of diluted securities:
            Warrants and options                --      2,875,000             --
            Convertible preferred stock         --      4,095,170             --
        Diluted EPS:                            --           --               --
            Income available to common
            stockholders and assumed
            conversions                   $3,175,372   38,926,858   $        0.082
                                          ==========   ==========   ==============