Form 10QSB
period 2005-09-30
ARKONA INC
filed 2005-11-15
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

{X} Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

                                       OR

{ } Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to_____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 8, 2005, there were issued and outstanding 32,338,670 shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART I - Item 1. Financial Statements


                                  ARKONA, INC.

                            Condensed Balance Sheets

                                                  30-Sep-05      31-Mar-05
                                                 (Unaudited)     (Audited)
                                                ------------    ------------
 ASSETS

      Current Assets:
        Cash and cash equivalents               $    206,593    $    141,179
        Accounts receivable, net of allowance        702,709         481,518
        Prepaid expenses                              32,963           3,499
        Notes receivable                              79,796
                                                ------------    ------------
     Total Current Assets                          1,022,061         626,196
                                                ------------    ------------
     Property & Equipment, net of
        accumulated depreciation                     521,849         359,810
                                                ------------    ------------
     Other Assets:
        Deferred tax assets                        5,039,237       5,039,237
        Capitalized software costs, net of
             accumulated amortization              1,141,503       1,148,935
        Deposits                                     108,875         122,080
        Other intangible assets, net of
           accumulated amortization                  233,042         233,042
                                                ------------    ------------
     Total Other Assets                            6,522,657       6,543,294
                                                ------------    ------------
TOTAL ASSETS                                    $  8,066,567    $  7,529,300
                                                ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts payable                        $     84,748    $    156,074
        Accrued liabilities                          246,843         238,450
        Deferred revenue                             177,245         200,326
        Current portion long-term debt                28,826
                                                ------------    ------------
     Total Current Liabilities                       537,662         594,850
                                                ------------    ------------

     Long-Term Debt                                  177,088          50,000
                                                ------------    ------------
     Total Liabilities                               714,750         644,850
                                                ------------    ------------
     Stockholders' Equity:
        Preferred stock ($.001 par value)                575             575
        Common stock ($.001 par value)                32,280          32,170
        Additional paid-in capital                23,423,422      23,394,632
        Unearned compensation                        (16,016)        (19,357)
        Accumulated deficit                      (16,088,444)    (16,523,570)
                                                ------------    ------------
     Total Stockholders' Equity                    7,351,817       6,884,450
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  8,066,567    $  7,529,300
                                                ============    ============


See notes to condensed financial statements.


                                  ARKONA, INC.

                      Condensed Statements of Operations

                                           Six Months Ended               Three Months Ended
                                     ----------------------------    ----------------------------
                                      30-Sep-05        30-Sep-04      30-Sep-05       30-Sep-04
                                     (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
                                     ------------    ------------    ------------    ------------
Revenues                             $  5,261,504    $  3,175,621    $  2,732,305    $  1,541,022

Cost of Sales                           2,763,807       1,784,073       1,398,201         814,948
                                     ------------    ------------    ------------    ------------
Gross Profit                            2,497,697       1,391,548       1,334,104         726,074

Operating Expenses:
     Sales, marketing, general
      & administrative                  1,560,373       1,214,903         821,211         560,938
     Research and development             498,513         345,726         269,187         176,390
                                     ------------    ------------    ------------    ------------
    Total Operating Expenses            2,058,886       1,560,629       1,090,398         737,328
                                     ------------    ------------    ------------    ------------

Operating Income (Loss)                   438,811        (169,081)        243,706         (11,254)

Other Income (Expense)                     (3,685)         65,681          (1,984)         (3,592)
                                     ------------    ------------    ------------    ------------

Net Income (Loss) Before Taxes            435,126        (103,400)        241,722         (14,846)

Income Tax Benefit                      1,739,618         869,809
                                     ------------    ------------    ------------    ------------

Net Income                           $    435,126    $  1,636,218    $    241,722    $    854,963
                                     ============    ============    ============    ============

Basic Earnings per Common Share:
     Net Income                      $      0.014    $      0.051    $      0.007    $      0.027
     Average Number of Shares
        Outstanding                    32,201,185      31,953,332      32,231,652      31,993,332

Diluted Earnings per Common Share:
     Net Income                      $      0.011    $      0.046    $      0.006    $      0.024
     Average Number of Shares
        Outstanding                    39,017,673      35,331,866      39,212,465      35,515,866

See notes to condensed financial statements.

                                  ARKONA, INC.

                       Condensed Statements of Cash Flows

                                                     Six Months Ended
                                                 30-Sep-05     30-Sep-04
                                               (Unaudited)   (Unaudited)
                                               -----------    -----------
Cash Flows Provided By (Used In) Operating
     Activities:
     Net income                                $   435,126    $ 1,636,218
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
         Depreciation and amortization             179,672        123,717
         Bad debt write offs                       (43,208)          --
         Stock compensation                          4,440           --
         Deferred income tax                                   (1,739,618)
         Changes in assets & liabilities:
              Accounts receivable                 (177,982)       113,525
              Prepaid expense                      (29,464)           191
              Notes receivable                     (79,796)          --
              Deposits                              13,205           --
              Accounts payable                     (71,326)      (126,522)
              Accrued liabilities                    8,393       (188,274)
              Deferred revenue                     (23,081)       (24,922)
                                               -----------    -----------
Net Cash Provided By (Used In) Operating
     Activities                                    215,979       (205,685)
                                               -----------    -----------
Cash Flows Used In Investing Activities:
     Additions to equipment                       (194,615)       (14,263)
     Software development costs                   (139,664)      (189,200)
                                               -----------    -----------
Net Cash Used In Investing Activities             (334,279)      (203,463)
                                               -----------    -----------
Cash Flows Provided By Financing Activities:
     Proceeds from issuance of common stock         27,800        153,250
     Proceeds from long-term debt                  155,914
                                               -----------    -----------
Net Cash Provided By Financing Activities          183,714        153,250
                                               -----------    -----------

Net Increase (Decrease)
   in Cash and Cash Equivalents                     65,414       (255,898)

Beginning Cash Balance                             141,179        361,955
                                               -----------    -----------
Ending Cash Balance                            $   206,593    $   106,057
                                               ===========    ===========

See notes to condensed financial statements.

                                  ARKONA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

ARKONA, Inc. (the "Company") has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These un-audited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these un-audited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2005.

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

(e)      Revenue Recognition

The Company recognizes revenue in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition." Following SAB No. 104, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. During the course of business, the Company recognizes revenue for the following activities:
Technical   Support  &  Maintenance,   Hardware  Sales,   Consulting   Services,
Installation and Training Services, and Software Sales. Technical support & maintenance includes monthly service charges for ongoing technical support, automatic software upgrades, data transfer, data storage, data backup, bar coding, and server maintenance. These services are billed monthly as stipulated in contracts with customers and earned as the services are performed. Hardware Sales include the sales of standard computer systems and peripherals, and revenue is recognized when title passes upon shipment to the customer. Installation of the hardware and/or peripherals is not a required component of the purchase contract. Consulting Services include fees charged for additional system training and programming. The Company recognizes consulting service fees under the percentage-of-completion method over the period in which the services are provided. Installation and Training Services include fees for software licensing, server file configuration, on-site training, software and hardware installation, forms programming and data conversion. Revenue is recognized in accordance with the terms of each contract, on a percentage-of-completion basis. Installation and Training Service contracts require the payment of non-refundable security deposits. These deposits are deferred and recognized over the life of the installation and training service contract, which is usually less than on month. Software Sales (where software is hosted on customers' servers) include licensing fees, server configuration, initial training, programming, and data conversion. Software sales revenue is recognized when title passes upon installation of the software onto the customers' servers.

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

As of September 30, 2005, there were outstanding a total of 6,032,500 stock options under the Plan and 2,349,092 stand-alone stock warrants to purchase Company common stock, all of which have an exercise price of between $0.20 and $0.65 per share. Stock options and warrants vest over a one to four year period. There were 170,000 options and no warrants granted during the three months ended September 30, 2005.

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

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The following represents the impact of the issuance of employee stock options for the six months ended September 30, 2005, had compensation cost been recognized:

         Net income                                           $  435,126

         Add:    stock-based employee
             compensation expense included
             in reported net income                                4,440

         Deduct:  total stock-based
             employee compensation expense
             determined under fair value
             based method for all awards                        (39,376)
                                                            -----------
         Pro forma restated net income                       $  400,190
                                                            ===========

         Basic earnings per share                            $    0.012

         Diluted earnings per share                          $    0.010

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

We believe that Arkona has reached a critical point in its development. We have established a strong sales pipeline for our primary product, our ADMS system, after a significant investment in sales, installation and technical personnel last year. We are experiencing accelerated growth in our revenues and our profitability from operations. We believe, however, that our size relative to our competitors and in comparison to other public companies continues to be an impediment to our efforts to expand sales and to increase the market value of Arkona's common stock. We are considering various options for accelerating the growth of Arkona and increasing interest in its common stock. These options include, without limitation, the following:

         o We are continuing to lay the foundation for a possible move to the American Stock Exchange or the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). We believe that an appropriately timed move onto an exchange or Nasdaq market would increase institutional and other interest in the Company's common stock.

         o    We  are  in  discussions   with  investment   banks,   shareholder
              relationship consultants and other experts about methods for increasing shareholder value and various possible transactions.

         o We are in discussions regarding possible acquisition transactions, licensing transactions, coordinated roll-outs to significant customer groups and other transactions designed to accelerate revenue growth. All of these discussions are in early stages, and we are uncertain whether any will lead to a definitive transaction.

         o We are considering adapting, or working on the adaptation of, our ADMS product for other vertical markets (in an ADMS or shrink-wrap version) and are developing and evaluating various related products and services that we could offer to our current customer base or a core customer base.

We are at various stages of decision making and implementation with respect to these initiatives. We are uncertain as to when, or whether, we will make a definitive commitment with respect to any such initiative. We caution that any transaction designed to accelerate revenue growth and/or increase market interest in Arkona common stock would include associated costs and risks. These costs would include additional expenses and diversion of human resources from our core business. The risks would include the risks that a transaction or product initiative would not lead to expected revenue growth or increase in stock value, that associated financial and non-financial costs would exceed benefits and/or that the election to move forward with one transaction or other initiative would tie up key resources and, as a result, preclude moving forward with a different transaction or initiative that, in retrospect, seems more attractive.

Results of Operations

---------------- ---------------------------------------------  ------------------------------------------------
                       Three Months Ended September 30                 Six Months Ended September 30 (in
                                (in Thousands)                                    Thousands)
---------------- ---------------------------------------------  ------------------------------------------------
                                                    % Change                                          % Change
                   2005       2004       Change                    2005        2004        Change
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
Revenues         $2,732     $1,541     $ 1,191        77.3%     $ 5,262     $ 3,176      $ 2,086       65.7%
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
Gross Profit     $1,334     $  726     $   608        83.7%     $ 2,498     $ 1,392      $ 1,106        79.5%
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
% of Revenues      48.8%      47.1%         -           -         47.5%        43.8%         -            -
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
Operating
Expenses         $1,090     $  737     $   353        47.9%     $ 2,059     $ 1,561      $   498        31.9%
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
Operating
Income (Loss)    $  244     $  (11)    $   255      2265.5%     $   439     $  (169)     $   608       359.5%
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
% of Revenues      8.9%      (0.7%)         -           -          8.3%        (5.3%)        -            -
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
Net Income       $  242     $  855     $  (613)      (71.7%)    $   435     $ 1,636      $(1,201)      (73.4%)
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
Basic   EPS      $0.007     $0.027     $(0.020)      (74.1%)    $ 0.014     $ 0.051      $(0.037)      (72.5%)
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------
Diluted EPS      $0.006     $0.024     $(0.018)      (75.0%)    $ 0.011     $ 0.046      $(0.035)      (76.1%)
---------------- ---------- ---------- ------------ ----------  ----------- ------------ ------------ ----------

Total revenues increased 77.3% and 65.7% for the three-month and six-month periods ended September 30, 2005, respectively, compared with 2004. These increases are a result of consistent installation sales growth and resultant growth in recurring monthly support revenues. Monthly support revenues now exceed 50% of the Company's total revenues each month. These increases continue to reflect the Company's success in penetrating the dealer management system market controlled by ADP and Reynolds. The combination of our products' superior features and capabilities, the ASP model's significant cost savings and efficiencies, our practice of not locking our customers into long-term contracts, as well as, our reputation for providing outstanding service and support contribute to the Company's revenue growth. We are adding approximately 12 to 16 new dealerships each month. Our monthly support revenues grow approximately 3% every month.

Revenues include one-time fees from the installation of and training on the ADMS system, on-going monthly support and maintenance fees, sales of hardware, and miscellaneous consulting fees. Installation and training revenues increased $425,196 or 84.0% to $931,265 for the three months ended September 30, 2005. For the six months ended September 30, 2005, installation and training revenues increased $591,806 or 45.4% to $1,894,088. Monthly support and maintenance revenues increased $437,182 or 46.0% to $1,387,722 for the three months ended September 30, 2005. For the six months ended September 30, 2004, monthly support and maintenance revenues increased $832,869 or 46.3% to $2,633,522. Hardware revenues increased 1,080.7% and 1,105.9% for the three-month and six-month periods ended September 30, 2005 over 2004.

Gross profit increased 83.7% to $1,334,104 for the three months ended September 30, 2005. For the six months, gross profit increased 79.5% to $2,497,697. These increases result from the increases in monthly support charges and the more efficient utilization of client service representatives.

Operating expenses increased 47.9% for the three months ended September 30, 2005 but only increased 31.9% for the six months ended September 30, 2005. Overall increases are attributable primarily to increases in sales and marketing efforts, the impact of additional operating costs associated with the new offices, and increased research and development costs associated with the continued development of new products and enhancements.

Included in net income for the three-month and six-month periods ended September 30, 2004 is the recognition of an income tax benefit of $869,809 and $1,739,618, respectively, recorded to account for the future benefit from previous years' net operating losses.

Liquidity and Capital Resources

Our liquidity position has greatly improved. As of September 30, 2005 we had working capital of $484,399 compared to $31,346 as of March 31, 2005. Cash and cash equivalents totaled $206,593 as of September 30 compared to $141,179 as of March 31. Accounts receivable, net of allowance for bad accounts, totaled
$702,709 as of September 30 compared to $481,518 as of March 31. Current liabilities totaled $537,662 as of September 30 compared to $594,850 as of March 31.

The Company moved into its new offices in August 2005. In order to add additional office cubicles to meet expanding growth, the Company entered into a five-year capital lease arrangement with an equipment financing company totaling $158,227. In addition, the Company continues to carry a long-term obligation for $50,000, payable to a related party, on which the Company only makes monthly interest payments at a 12% annual rate.

In order to meet operating costs during the three-month and six-month periods ended September 30, 2005, we relied upon cash provided from operations. There were no significant funds received from the sale of equity securities. We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with planned expansion programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue. With respect to our future capital needs, we expect our recurring revenues and revenues from new installations to produce adequate cash flow to meet our costs.

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

The following table discloses aggregate information about our contractual obligations including office, capital and operating lease payments and the long-term note payable, and the periods in which payments are due as of September 30, 2005:

                                         Less Than
                                Total         1 Year      1-3 years      4-5 Years     After 5
                         ------------- ------------- -------------- ------------- -------------
Office Lease               $2,379,769    $ 468,593     $1,480,761     $ 430,415         --
------------------------ ------------- ------------- -------------- ------------- -------------
Operating Leases              168,615      126,691         41,924          --           --
------------------------ ------------- ------------- -------------- ------------- -------------
Capital Lease                 155,914       28,826        100,121        26,967         --
------------------------ ------------- ------------- -------------- ------------- -------------
Long-term Note Payable         50,000         --             --            --       $  50,000
------------------------ ============= ============= ============== ============= =============
Total                      $2,754,298    $ 624,110     $1,622,806     $ 457,382     $  50,000

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company's future results of operations and cash flows.

o Revenue Recognition - Revenues from continuing operations are generated from the following activities: technical support & maintenance, hardware sales, consulting services, installation and training services, and software sales. The Company recognizes revenue, in accordance with SAB No. 104, when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; (iv) collectibility is reasonably assured. Technical support & maintenance services are billed monthly as stipulated in contracts with customers and earned as the services are rendered. Hardware sales are recognized when title passes upon shipment to the customer. Consulting services revenue is recognized under the percentage-of-completion method over the period in which the services are provided. Installation and training services are stipulated and performed in accordance with a signed contract with the customer. These contracts require customers to pay an upfront non-refundable deposit, which is carried as a liability on our books. Revenue is recognized throughout the performance of the contract on a percentage-of-completion basis. Software sales revenue (where software is hosted on customers' servers) is recognized when title passes upon installation of the software onto the customers' servers.

     In certain cases, the Company has multiple agreements with the same customer under the Company's ASP agreements. In those cases, the Company determines whether or not the fees qualify for separate accounting treatment as required by SAB No. 104 and EITF No. 00-21. Additional information with respect to our revenue recognition policy is set forth in subpart (e) of Note 3 to the financial statements included in this Report.

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

o Capitalization of Software Costs - Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS No. 86 until the product is available for general release to customers. Capitalized costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products (determined to be five years). In addition, with the issuance of SFAS No. 142, capitalized software costs are tested for impairment each period and, if impairment is determined, the amount of impairment is written off in that period.

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

We may require additional capital to continue development of our products, pursue our expansion plan and fund our operations
--------------------------------------------------------------------------------
We do not have a significant cash reserve, and our cash flow from operations is presently approximately equal to our cash expenditures. In the event we experience an unexpected need for cash, expand our operations in any significant way or otherwise need additional cash, we expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain such cash. If financing is needed, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to expand our operations, or to continue normal operations, may be limited.

We may be unable to continue to increase the number of customers using our ADMS product or other future offerings
--------------------------------------------------------------------------------
Our ARKONA Dealer Management Suite product is relatively new and we are operating in a market where two competitors (ADP and Reynolds) control 71% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will be able to maintain profitability.

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

Third-party claims that we infringe upon their intellectual property rights could be costly to defend or settle
--------------------------------------------------------------------------------
Litigation regarding intellectual property rights is common in the software and software-based service industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Third parties may bring claims of infringement against us, which may be with, or without, merit.

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

Our management hold a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval
--------------------------------------------------------------------------------
Our management owns and has the power to vote approximately 40% of our issued and outstanding common stock. Three additional stockholders have the power to vote approximately 11% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

Changes in Internal Controls Over Financial Reporting

We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements. With the participation of its principal executive officer and principal financial officer, management of the Company has, as required by Rule 13a-15(d) under the Exchange Act, determined that there were no changes during the fiscal quarter ended September 30, 2005 in its internal control over financial reporting that would materially affect, or would reasonably likely to materially affect, its internal control over financial reporting.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits

See the Exhibit Index following the signature page hereof.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf on November 14, 2005 by the undersigned, thereunto duly authorized.

                                   ARKONA, Inc.

November 14, 2005                    /s/ Alan Rudd
                                   ---------------------------------------
                                   Alan Rudd, Chief Executive Officer


November 14, 2005                    /s/ Leland H. Boardman
                                   ---------------------------------------
                   Leland H. Boardman, Chief Financial Officer

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