Form 10QSB/A
period 2005-06-30
ARKONA INC
filed 2005-11-16
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 on
                                  FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

As of August 1, 2005, there were issued and outstanding 32,219,670 shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-QSB/A (this "Amendment") is being filed by Arkona, Inc. (the "Company") in order to amend and restate its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 filed with the SEC on August 15, 2005 (the "Form 10-QSB").

This Amendment is being filed primarily in order to amend the following Items in
Part I of the Form 10-QSB:

     o "Item 1. Financial Statements" in order to correct an error in the financial statements, which arises from an error in the Company's Form 10-QSB for the year ended March 31, 2005 described in the Form 8-K filed by Arkona, Inc. on October 24, 2005, and in order to add or clarify related notes to the financial statements;

     o "Item 2. Management's Discussion and Analysis," which contains cross references to the financial statements, in order to correct those cross references and related explanations of accounting policies and other matters; and

     o "Item 3. Controls and Procedures" in order to modify the determinations set forth therein.

The remainder of the Form 10-QSB is being restated in its original form, provided that all officer certifications have been updated to the date of the Amendment.

PART I - Item 1. Financial Statements


                                  ARKONA, INC.

                        Restated Condensed Balance Sheets

                                                  30-Jun-05      31-Mar-05
                                                 (Unaudited)     (Audited)
                                                ------------    ------------
 ASSETS

      Current Assets:
        Cash and cash equivalents               $     92,672    $    141,179
        Accounts receivable, net of allowance        675,240         481,518
        Prepaid expenses                              74,973           3,499
                                                ------------    ------------
     Total Current Assets                            842,885         626,196
                                                ------------    ------------
     Property & Equipment, net of
        accumulated depreciation                     354,620         359,810
                                                ------------    ------------
     Other Assets:
        Deferred tax assets                        5,039,237       5,039,237
        Capitalized software costs, net of
             accumulated amortization              1,160,741       1,148,935
        Deposits                                     125,367         122,080
        Other intangible assets, net of
           accumulated amortization                  233,042         233,042
                                                ------------    ------------
     Total Other Assets                            6,558,387       6,543,294
                                                ------------    ------------
TOTAL ASSETS                                    $  7,755,892    $  7,529,300
                                                ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts payable                        $    130,830    $    156,074
        Accrued liabilities                          246,040         238,450
        Deferred revenue                             245,678         200,326
                                                ------------    ------------
     Total Current Liabilities                       622,548         594,850
                                                ------------    ------------

     Note Payable - related party                     50,000          50,000
                                                ------------    ------------
     Total Liabilities                               672,548         644,850
                                                ------------    ------------
     Stockholders' Equity:
        Preferred stock ($.001 par value)                575             575
        Common stock ($.001 par value)                32,175          32,170
        Additional paid in capital                23,397,927      23,394,632
        Unearned compensation                        (17,167)        (19,357)
        Accumulated deficit                      (16,330,166)    (16,523,570)
                                                ------------    ------------
     Total Stockholders' Equity                    7,083,344       6,884,450
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  7,755,892    $  7,529,300
                                                ============    ============

See notes to restated condensed financial statements.

                                  ARKONA, INC.

                  Restated Condensed Statements of Operations

                                                 Three Months Ended
                                              30-Jun-05       30-Jun-04
                                            (Unaudited) (Unaudited)
                                            ------------    ------------

Revenues                                    $  2,529,199    $  1,634,599

Cost of Sales                                  1,365,605         969,125
                                            ------------    ------------
Gross Profit                                   1,163,594         665,474
                                            ------------    ------------
Operating Expenses:
     Sales, marketing & general
         administrative                          739,162         653,965
     Research and development                    229,326         169,336
                                            ------------    ------------
Total Operating Expenses                         968,488         823,301
                                            ------------    ------------

Operating Income (Loss)                          195,106        (157,827)

Other Income (Expense)                            (1,702)         69,273
                                            ------------    ------------

Net Income (Loss) Before Taxes                   193,404         (88,554)

Income Tax Benefit                                  --           869,809
                                            ------------    ------------

Net Income                                  $    193,404    $    781,255
                                            ============    ============


Basic Earnings per Common Share:
     Net Income                             $      0.006    $      0.026
     Average Number of Shares Outstanding     32,170,384      31,687,379

Diluted Earnings per Common Share:
     Net Income                             $      0.005    $      0.021
     Average Number of Shares Outstanding     38,974,917      39,236,940



See notes to restated condensed financial statements.

                                  ARKONA, INC.

                  Restated Condensed Statements of Cash Flows

                                                   Three Months Ended
                                                30-Jun-05      30-Jun-04
                                               (Unaudited) (Unaudited)
                                               -----------    -----------
Cash Flows Provided By (Used In) Operating
     Activities:
     Net income                                $   193,404    $   781,255
     Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
         Depreciation and amortization             113,640         79,641
         Gain on sale of asset                     (72,914)
         Bad debt write offs                       (16,991)          --
         Stock compensation                          2,190           --
         Deferred income tax                          --         (869,809)
         Changes in assets & liabilities:
              Accounts receivable                 (176,731)        (6,728)
              Prepaid expense                      (71,474)          --
              Deposits                              (3,287)          --
              Accounts payable                     (25,244)       (20,766)
              Accrued liabilities                    7,590       (188,274)
              Deferred revenue                      45,352       (105,820)
                                               -----------    -----------
Net Cash Provided By (Used In) Operating
     Activities                                     68,449       (403,415)
                                               -----------    -----------
Cash Flows Used In Investing Activities:
     Additions to equipment                        (35,239)       (33,890)
     Software development costs                    (85,017)       (94,600)
     Proceeds from sale of asset                      --          100,000
                                               -----------    -----------
Net Cash Used In Investing Activities             (120,256)       (28,490)
                                               -----------    -----------
Cash Flows Provided By Financing Activities:
     Proceeds from issuance of common stock          3,300         69,950
                                               -----------    -----------
Net Cash Provided By Financing Activities            3,300         69,950
                                               -----------    -----------

Net Decrease in Cash and Cash Equivalents          (48,507)      (361,955)

Beginning Cash Balance                             141,179        361,955
                                               -----------    -----------
Ending Cash Balance                            $    92,672    $         0
                                               ===========    ===========

See notes to restated condensed financial statements.

                                  ARKONA, INC.

                NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

ARKONA, Inc. (the "Company") has prepared the accompanying restated condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These un-audited restated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the restated financial position and restated results of operations of the Company for the periods presented. It is suggested that these un-audited restated condensed financial statements should be read in conjunction with the restated financial statements and the notes thereto included in the Company's Annual Report on Amendment No. 1 on Form 10-KSB/A for the fiscal year ended March 31, 2005.

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

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The following represents the impact of the issuance of employee stock options for the three months ended June 30, 2005 had compensation cost been recognized:

         Net income, as restated            $  193,404

         Add:    stock-based employee
             compensation expense included
             in reported net income              2,190

         Deduct:  total stock-based
             employee compensation expense
             determined under fair value
             based method for all awards       (18,858)
                                            -----------
         Pro forma restated net income      $  176,736
                                            ===========

         Basic earnings per share              $.006
         Diluted earnings per share            $.005

(i)  Advertising Costs

Advertising costs are charged to expense as incurred.

(j)      Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to current period classifications.

(k)      Prior Period Adjustments

During fiscal year 2005, the Company determined that their accounting for software development costs was erroneously reported in prior periods. The Company had expensed all software development costs during the years ended March 31, 2001, 2002 and 2003. Beginning with the fiscal year ended March 31, 2004 the Company capitalized software development costs related to automobile manufacturer integration software that were incurred between the date technical feasibility was established and the date the software became ready for its intended use. Similar expenses incurred during fiscal years 2001, 2002 and 2003 should have been consistently capitalized. Accordingly, the Company has booked $119,165, $389,988 and $376,497 in fiscal years 2001, 2002 and 2003, respectively, to retroactively capitalize the asset.

The Company amortizes capitalized software development expenses over the useful life of the underlying software, deemed to be five years. Having capitalized certain software development expenses as described above, the Company recalculated amortization expense for the years ended March 31, 2003, 2004 and 2005, beginning with the completion of the first integration software in May 2002.

In addition, the Company mistakenly combined a software asset capitalized through an acquisition with the capitalized software development costs described above. This combination resulted in an inaccurate reporting of software assets and an inaccurate calculation of related accumulated amortization.

Adjustments to fiscal years 2005, 2004 and 2003 were reported in the Amendment No. 1 on Form 10-KSB/A. The effect on certain line items on this Amendment is set forth below:

                          As of June 30, 2005          As of March 31, 2005
                      --------------------------    --------------------------
                      Capitalized
                       Software       Accumulated   Capitalized    Accumulated
                         Costs       Amortization  Software Costs  Amortization
                      -----------    -----------    -----------    -----------

Previously reported   $ 1,126,411    $  (281,058)   $ 1,041,395    $  (236,846)

Adjustment            $   579,967    $  (264,579)   $   579,967    $  (235,581)
                      -----------    -----------    -----------    -----------
Adjusted amount       $ 1,706,378    $  (545,637)   $ 1,621,362    $  (472,427)


                        Other                          Other
                      Intangible     Accumulated     Intangible     Accumulated
                        Assets       Amortization      Assets       Amortization
                      -----------    -----------    -----------    -----------

Previously reported   $   313,244    $  (156,622)   $   313,244    $  (156,622)

Adjustment            $   305,682    $  (229,262)   $   305,682    $  (229,262)
                      -----------    -----------    -----------    -----------
Adjusted amount       $   618,926    $  (385,884)   $   618,926    $  (385,884)



                       Three Months Ended June 30,  Three Months Ended June 30,
                                  2005                         2004
                      --------------------------    ----------------------------
                       Income from                  Income (Loss)
                       Operations     Net Income  from Operations   Net Income
                      -----------    -----------    -----------    -----------

Previously reported   $   224,104    $   222,402    $  (101,624)   $   837,458

Adjustment            $   (28,998)   $   (28,998)   $   (56,203)   $   (56,203)
                      -----------    -----------    -----------    -----------
Adjusted amount       $   195,106    $   193,404    $  (157,827)   $   781,255


                       Basic EPS     Diluted EPS     Basic EPS     Diluted EPS
                      -----------    -----------    -----------    -----------

Previously reported   $     0.007    $     0.006    $     0.026    $     0.021

Adjustment            $    (0.001)        (0.001)        (0.001)   $    (0.001)
                      -----------    -----------    -----------    -----------
Adjusted amount       $     0.006    $     0.005    $     0.025    $     0.020



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

Installation and training revenues increased $166,610 or 20.9%, from $796,213 for the three months ended June 30, 2004 to $962,823 for the three months ended June 30, 2005. Monthly support and maintenance revenues increased $395,687 or 46.5%, from $850,113 for the three months ended June 30, 2004 to $1,245,800 for the three months ended June 30, 2005. Hardware revenues increased $198,902 or 1,133.9%, from $17,541 for the three months ended June 30, 2004 to $216,443 for the three months ended June 30, 2005.

Net income (loss) before income tax benefit increased $281,958 or 318.4%, from a loss of ($88,554) or ($.002) per diluted common share for the three months ended June 30, 2004 to $193,404 or $.005 per diluted common share for the three months ended June 30, 2005. Included in net income for the three months ended June 30,

2004 is the recognition of an income tax benefit of $869,809, recorded to account for the future benefit from previous years' net operating losses. The recognition of profits for the first quarter has been due to the increases in revenues as noted above, as well as, from the expected operating efficiencies obtained from the investments made in personnel and equipment during the last half of the fiscal year ended March 31, 2005 ("fiscal year 2005").

Cost of sales increased $396,480 or 40.9%, from $969,125 for the three months ended June 30, 2004 to $1,365,605 for the three months ended June 30, 2005. The increase in cost of sales is due primarily to the increase in revenues, especially the increase in hardware revenues and their related hardware costs. Additionally, cost of sales increased because of the increased demand for post-installation support and training. As the number of installed dealerships increase, new employee training due to turnover at these dealerships increases. Margins on these activities are smaller than the margins on installation. As we expand our operations, we will maintain a priority on customer service.

Operating expenses, consisting of research and development expenses and sales, marketing and general administrative expenses, increased $145,187 or 17.6%, from $823,301 for the three months ended June 30, 2004 to $968,488 for the three months ended June 30, 2005. The increase is principally due to investments made in the last half of fiscal year 2005 in sales and engineering personnel to fuel our revenue growth. We have significantly increased our sales capacity by opening sales offices in California, Colorado, North Carolina, Ohio and Maine. We have increased the number of our engineering development staff in order for us to continue to focus on developing new and enhanced products.

Liquidity and Capital Resources

Our liquidity position is steadily improving. As of June 30, 2005 we had working capital of $220,337 compared to $31,346 as of March 31, 2005. Cash and cash equivalents totaled $92,672 as of June 30, 2005 compared to $141,179 as of March 31, 2005. Accounts receivable, net of allowance for bad accounts, totaled $675,240 as of June 30, 2005 compared to $481,518 as of March 31, 2005. Current liabilities totaled $622,548 as of June 30, 2005 compared to $594,850 as of March 31, 2005. We did not incur any additional long-term liabilities during the three months ended June 30, 2005. The only long-term obligation, as of June 30, 2005 and March 31, 2005, is a note for $50,000, payable to a related party, on which the Company only makes monthly interest payments at a 12% annual rate.

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

The following table discloses aggregate information about our contractual obligations including office and operating lease payments and the long-term note payable, and the periods in which payments are due as of June 30, 2005:


                                       Less Than
                           Total         1 Year     1-3 years    4-5 Years    After 5
----------------------   ----------   ----------   ----------   ----------   ---------
Office Lease             $2,479,138   $  449,251   $1,471,388   $  558,498        --
----------------------   ----------   ----------   ----------   ----------   ---------
Operating Leases            418,704      194,352      218,352        6,000        --
----------------------   ----------   ----------   ----------   ----------   ---------
Long-term Note Payable       50,000         --           --           --          --
----------------------   ==========   ==========   ==========   ==========   =========
Total                    $2,947,842   $  643,603   $1,689,740   $  564,498      None


Critical Accounting Policies and Estimates

Management is basing this discussion and analysis of our financial condition and results of operations on our restated financial statements. The preparation of these restated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         In certain cases, the Company has multiple agreements with the same customer under the Company's ASP agreements. In those cases, the Company determines whether or not the fees qualify for separate accounting treatment as required by SAB No. 104 and EITF No. 00-21. For additional information on the revenue recognition policies of the Company, see note 3(e) to the financial statements included with this Report.

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

In the course of preparing a response to a routine SEC comment letter on the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 (the "Form 10-KSB"), the principal executive officer and principal financial officer determined that an adjustment reflected in the Form 10-KSB was partially inaccurate and, as a result, the Company has filed an Amendment No. 1 on Form 10-KSB/A for the year ended March 31, 2005 correcting that inaccuracy. The original Form 10-QSB filed for the quarter ended June 30, 2005 perpetuated the inaccurate assumptions set forth in the Form 10-KSB. Information regarding the correction is disclosed in Note 3(k) to the restated condensed financial statements included herewith. Based upon this occurrence, the Company determined that it needs to take steps, and is taking steps, to facilitate timely and comprehensive discussions with the Company, and with the Company's independent public accountants, regarding issues that arise in the course of developing financial statements for public disclosure.

Changes in Internal Controls Over Financial Reporting

With the participation of its principal executive officer and principal financial officer, management of the Company has, as required by Rule 13a-15(d) under the Exchange Act, evaluated whether there were any changes during the fiscal quarter ended June 30, 2005 in its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company hired a new Chief Financial Officer on or about April 11, 2005. In the course of preparing the financial statements for the fiscal year ended March 31, 2005, the new Chief Financial Officer expanded and enhanced procedures related to the Company's capitalization and amortization of various assets, including software development expenses. The Chief Financial Officer also began a general review and enhancement of the Company's internal controls over financial reporting and is expected to make recommendations and changes throughout the coming quarters.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

No material agreements were entered into during the three months ended June 30, 2005.

Item 6.  Exhibits

See the Exhibit Index following the signature page hereof.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-QSB/A to be signed on its behalf on November 15, 2005 by the undersigned thereunto duly authorized.

                                   ARKONA, Inc.

November 15, 2005                    /s/ Alan Rudd
                                   ---------------------------------------------
                                   Alan Rudd, Chief Executive Officer


November 15, 2005                    /s/ Leland H. Boardman
                                   ---------------------------------------------
                                   Leland H. Boardman, Chief Financial Officer

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