Form 10QSB
period 2005-12-31
ARKONA INC
filed 2006-02-21
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

                                       OR

[ ]     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from   ________to ________.

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

As of January 23, 2006, there were issued and outstanding 32,338,670 shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

 PART I - Item 1.  Financial Statements

                                  ARKONA, INC.
                            Condensed Balance Sheets

                                                 31-Dec-05       31-Mar-05
                                                (Un-audited)     (Audited)
                                                ------------    ------------
 ASSETS
      Current Assets:
        Cash and cash equivalents               $    424,742    $    141,179
        Accounts receivable, net of allowance        704,288         481,518
        Prepaid expenses                              57,109           3,499
        Notes receivable - current portion            21,408
                                                ------------    ------------
     Total Current Assets                          1,207,547         626,196
                                                ------------    ------------
     Property & Equipment, net of
        accumulated depreciation                     542,029         359,810
                                                ------------    ------------
     Other Assets:
        Deferred tax assets                        5,039,237       5,039,237
        Capitalized software costs, net of
             accumulated amortization              1,171,309       1,148,935
        Deposits                                     108,875         122,080
        Other intangible assets, net of
           accumulated amortization                  233,042         233,042
        Notes receivable - long term portion          43,543
                                                ------------    ------------
     Total Other Assets                            6,596,006       6,543,294
                                                ------------    ------------
TOTAL ASSETS                                    $  8,345,582    $  7,529,300
                                                ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
     Current Liabilities:

        Accounts payable                        $    159,884    $    156,074
        Accrued liabilities                          286,846         238,450
        Deferred revenue                             205,385         200,326
        Current portion long-term debt                81,575            --

                                                ------------    ------------

     Total Current Liabilities                       733,690         594,850

                                                ------------    ------------

Long-Term Debt                                       122,065          50,000

                                                ------------    ------------
     Total Liabilities                               855,755         644,850
                                                ------------    ------------
     Stockholders' Equity:
        Preferred stock ($.001 par value)                575             575
        Common stock ($.001 par value)                32,339          32,170
        Additional paid-in capital                23,441,063      23,394,632
        Unearned compensation                        (13,761)        (19,357)
        Accumulated deficit                      (15,970,389)    (16,523,570)
                                                ------------    ------------
     Total Stockholders' Equity                    7,489,827       6,884,450
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  8,345,582    $  7,529,300
                                                ============    ============

See notes to condensed financial statements.

                                  ARKONA, INC.

                       Condensed Statements of Operations

                                        Three Months Ended                  Nine Months Ended
                                     31-Dec-05        31-Dec-04       31-Dec-05        31-Dec-04
                                     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                                      (Restated)                      (Restated)
                                     ------------    ------------    ------------    ------------
Revenues                             $  2,611,319    $  2,115,579    $  7,872,823    $  5,303,118

Cost of Sales                           1,398,111       1,080,375       4,161,919       3,000,424
                                     ------------    ------------    ------------    ------------
Gross Profit                            1,213,208       1,035,204       3,710,904       2,302,694

Operating Expenses:
     Sales, marketing, general
      & administrative                    862,444         677,768       2,423,843       1,832,104
     Research and development             230,212         165,671         728,724         476,647
                                     ------------    ------------    ------------    ------------
    Total Operating Expenses            1,092,656         843,439       3,152,567       2,308,751
                                     ------------    ------------    ------------    ------------

Operating Income                          120,552         191,765         558,337          (6,057)

Other Income (Expense)                     (1,470)         (2,498)         (5,156)         63,183
                                     ------------    ------------    ------------    ------------

Net Income (Loss) Before Taxes            119,082         189,267         553,181          57,126

Income Tax Benefit                           --           869,809            --         2,609,427
                                     ------------    ------------    ------------    ------------


Net Income                           $    119,082    $  1,059,076    $    553,181    $  2,666,553

                                     ============    ============    ============    ============

Basic Earnings per Common Share:
     Net Income                      $      0.004    $      0.033    $      0.017    $      0.084
     Average Number of Shares
        Outstanding                    32,321,572      32,035,718      32,241,460      31,832,244

Diluted Earnings per Common Share:
     Net Income                      $      0.003    $      0.027    $      0.014    $      0.069
     Average Number of Shares
        Outstanding                    39,540,512      38,618,050      39,213,350      38,788,463

See notes to condensed financial statements.

                                  ARKONA, INC.

                       Condensed Statements of Cash Flows

                                                   Nine Months Ended
                                                31-Dec-05     31-Dec-04
                                               (Unaudited)    (Unaudited)
                                                              (Restated)
                                               -----------    -----------
Cash Flows Provided By (Used In) Operating
     Activities:

     Net income                                $   553,181    $ 2,666,553
     Adjustments to reconcile net income

         to net cash provided by (used in)
         operating activities:

         Depreciation and amortization             305,391        263,770
         Stock compensation                          5,596           --
         Deferred income tax                          --       (2,609,427)
         Changes in assets & liabilities:
              Accounts receivable                 (222,770)      (194,985)
              Prepaid expense                      (53,610)          --
              Deposits                              13,205           --
              Notes receivable                     (64,951)
              Accounts payable                       3,810       (132,135)
              Accrued liabilities                   48,396         10,096
              Deferred revenue                       5,059        (17,296)

                                               -----------    -----------
Net Cash Provided By (Used In) Operating

     Activities                                    593,307        (13,424)
                                               -----------    -----------
Cash Flows Used In Investing Activities:
     Additions to equipment                       (265,527)      (102,955)
     Patents                                          --           27,086
     Software development costs                   (244,457)      (283,800)
                                               -----------    -----------

Net Cash Used In Investing Activities             (509,984)      (359,669)
                                               -----------    -----------
Cash Flows Provided By Financing Activities:

     Proceeds from issuance of common stock         46,600        173,250
     Proceeds from long-term debt                  153,640           --
                                               -----------    -----------
Net Cash Provided By Financing Activities          200,240        173,250
                                               -----------    -----------
Net Increase (Decrease)
   in Cash and Cash Equivalents                    283,563       (199,843)

Beginning Cash Balance                             141,179        360,927
                                               -----------    -----------
Ending Cash Balance                            $   424,742    $   161,084
                                               ===========    ===========


See notes to condensed financial statements.

                                  ARKONA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation


ARKONA, Inc. (the "Company") has prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the following disclosures are adequate and not misleading. These un-audited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. It is suggested that these un-audited condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2005, as amended.

In addition, as explained more fully in Note 3(j), the financial statements for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 included in the Company's Quarterly Reports on Form 10-QSB contain errors, primarily related to the allocation of revenue and other items among quarters within the fiscal year ended March 31, 2005. Therefore, the amounts included in the Condensed Statement of Operations in this Report for the three and nine months ended December 31, 2004, as well as the amounts included in the Condensed Statement of Cash Flows in this Report for the nine months ended December 31, 2004 have been labeled ("Restated") to reflect corrections of such errors.

Note 2 - Market Concentration

The Company's business is limited in that its products are currently specifically designed for customers in the auto dealership industry. For this reason, if the industry environment were to experience significant negative conditions, the Company would also be affected. However, the Company's products can meet customer needs in the RV, Marine, ATV and motorcycle markets. We now have a small number of large customers in the Marine and RV markets and are moving towards providing a more tailored software solution to all dealers of power sports equipment, such as motorcycles, ATVs, snowmobiles and personal watercraft. Our plan is to move into other vertical markets as soon as development allows. Sales of Company products and services are not limited to any geographic area.

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


The Company has temporary differences and net operating loss carry forwards ("NOL") totaling $13,681,653 as of December 31, 2005. The timing differences multiplied by the estimated tax rate of 39%, for the period the temporary differences are expected to reverse, equate to a $5,039,237 deferred tax asset as of December 31, 2005. The Company has been able to consistently increase revenues over the past two years. The Company has an established customer base that generates significant recurring revenue and expects to continue to expand that base, generating earnings in which the loss carry forwards may be applied. Assuming the Company continues to grow, revenues, related costs of operations, server and other capital equipment costs and other expenses could increase disproportionately, or the Company may experience unexpected costs related to litigation, insurance, acquisitions, product development, financing or other items that may cause costs to increase at a faster than expected rate. The Company may not be able to increase or maintain profitability in the future and therefore, may not be able to realize the benefits of the NOL.

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

(d) Use of Estimates in the Preparation of Financial Statements

The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These principles require management to make certain estimates, judgments and assumptions based upon information available at the time that they are made, historical experience and various other factors that are believed to be reasonable under the circumstances. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)     Revenue Recognition

During the course of business, the Company recognizes revenue from the following activities: Software Licensing; G/L Setup and Data Conversion; Forms Programming; Installation and Training; Monthly Technical Support & Maintenance; Hardware Sales; and Consulting Services.

The basis for software license revenue recognition is substantially governed by the provision of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue
recognition." Consistent with SOP No. 97-2, the Company recognizes license revenue when persuasive evidence of an arrangement for the license of software exists; the products are delivered or services are performed; customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and collection is probable. License fees are generally invoiced, collected and recognized together with the final portions of installation, training and setup fees. License fees, as distinguished from monthly technical support and maintenance fees, represent a small portion of the Company's revenue. This is because use of, or access to, the Company's dealer management software is of limited value absent the periodic updates, customer support and other services that a customer receives in connection with its monthly technical support and maintenance fee.


G/L setup, data conversion, forms programming, and installation and training revenues included in multiple-element arrangements are deferred and recognized in accordance with the AICPA's Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenues earned on software arrangements involving multiple-elements are allocated to each element based on the relative fair value of the element. The Vendor Specific Objective Evidence ("VSOE") of fair value of the undelivered elements is generally determined based on the price charged for the undelivered element when sold separately.

Hardware revenues include the sale of standard computer systems and peripherals, and revenue is recognized when title passes upon shipment of the hardware and/or peripherals to the customer. Installation of the hardware and/or peripherals is not a required component of the purchase contract. Installation and training service contracts require the payment of non-refundable security deposits. These deposits are deferred and recognized when services are performed. Generally, installation and training services are performed and completed within a four-week to six-week period.

Monthly technical support & maintenance includes monthly service charges for ongoing technical support, automatic software and data upgrades, data transfers, storage and backup, bar coding, and 24/7 server maintenance. These services are billed monthly as stipulated in contracts with all customers (whether under the ASP or run-only model) and earned as the services are performed. All contracts for technical support & maintenance are on a month-to-month basis.

Consulting services primarily include fees charged for advanced function or new hire training and/or forms programming, all provided subsequent to the initial purchase, installation and training contract. These services are outside the scope of the original purchase, installation and training contract. The Company recognizes consulting service fees as the services are provided.

(f)  Software Development Costs

Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established.
Capitalized costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products (determined to be five years). In addition, with the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets," capitalized software costs are tested for impairment each period along with other intangible assets. If impairment is determined, the amount of the impairment is written off in that period.

(g) Stock-Based Compensation

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

As of December 31, 2005, there were outstanding a total of 6,837,667 stock options under the Plan and 2,349,092 stand-alone stock warrants to purchase Company common stock, all of which have an exercise price of between $0.20 and $0.75 per share. Stock options and warrants vest over a one to four year period. There were 740,000 stock options granted during the three months ended December 31, 2005.

The Company has accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," using the intrinsic value method and, as a result, has not generally recognized any compensation cost for employee stock options.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payments," which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) are effective in the first interim or annual reporting period that begins after December 15, 2005. The Company expects to elect the modified prospective method of accounting and reporting for any future share-based payments. Until adoption of SFAS No. 123(R), the Company has followed only the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The following represents the impact of the issuance of employee stock options for the nine months ended December 31, 2005, had compensation cost under SFAS No. 123(R) been recognized:

                  Net income                                  $   553,181

                  Add:     stock-based employee
                  compensation expense included
                  in reported net income                            6,722

                  Deduct:  total stock-based
                  employee compensation expense
                  determined under fair value
                  based method for all awards                     (64,069)
                                                              -----------

                  Pro forma restated net income               $   495,834
                                                              ===========

                  Basic earnings per share                    $     0.015

                  Diluted earnings per share                  $     0.013


(h)      Property & Equipment

 Included in property & equipment as of December 31, 2005 is $158,227 of assets purchased under a capital lease.

(i)      Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to current period classifications.

(j) Restated 2004 Income Statement and Cash Flow Data

As part of its enhancement of its internal controls and procedures related to financial statements, and in light of the change in Chief Financial Officer that occurred after the end of the fiscal year ended March 31, 2005 ("Fiscal 2004"), the financial staff of the Company reviewed and attempted to reconcile certain revenue, cash and other entries in the general ledger of the Company for Fiscal

2004 with previously filed Quarterly Reports on Form 10-QSB. In this process, the Company's financial staff has been unable to reconcile certain revenue, cash balances and related items reported in its financial statements for each of the first three quarters of Fiscal 2004 with certain general ledger entries and external sources. It was determined that reconciliations of bank accounts had not been timely performed and that allocations of revenue items been correctly recorded according to revenue recognition accounting standards. It was also determined that certain reclassifications of expense items between cost of sales and operating expenses were necessary to properly reflect classifications adopted for fiscal year 2006. Finally, the Company has determined to restate downward the amount of the income benefit from its carryover net operating losses described in Note 3(a) above.

The following table identifies the net adjustments necessary to the Condensed Statements of Operations for the three and nine months ended December 31, 2004 to correct the errors discovered as part of the Company's review process:


        ----------------------------- ------------------ -------------------
                                          3 Months            9 Months
                                            Ended              Ended
                                          12/31/04            12/31/04
        ----------------------------- ------------------ -------------------
                  Revenues
        ----------------------------- ------------------ -------------------
        As originally reported        $   1,891,272      $   5,430,884
        ----------------------------- ------------------ -------------------
        Net adjustments               $     224,307      $    (127,766)
        ----------------------------- ------------------ -------------------
        As amended                    $   2,115,579      $   5,303,118
        ----------------------------- ------------------ -------------------
               Cost of Sales
        ----------------------------- ------------------ -------------------
        As originally reported        $     722,848      $   2,436,535
        ----------------------------- ------------------ -------------------
        Net adjustments               $     357,527      $     563,889
        ----------------------------- ------------------ -------------------
        As amended                    $   1,080,375      $   3,000,424
        ----------------------------- ------------------ -------------------
             Operating Expenses
        ----------------------------- ------------------ -------------------
        As originally reported        $     990,691      $   2,650,423
        ----------------------------- ------------------ -------------------
        Net adjustments               $    (147,252)     $    (341,672)
        ----------------------------- ------------------ -------------------
        As amended                    $     843,439      $   2,308,751
        ----------------------------- ------------------ -------------------
                Tax Benefit
        ----------------------------- ------------------ -------------------
        As originally reported        $   1,764,400      $   5,293,200
        ----------------------------- ------------------ -------------------
        Net adjustments               $    (894,591)     $  (2,683,773)
        ----------------------------- ------------------ -------------------
        As amended                    $     869,809      $   2,609,427
        ----------------------------- ------------------ -------------------
          Net Income Before Taxes
        ----------------------------- ------------------ -------------------
        As originally reported        $     173,733      $     407,109
        ----------------------------- ------------------ -------------------
        Net adjustments               $    (116,607)     $    (217,842)
        ----------------------------- ------------------ -------------------
        As amended                    $      57,126      $     189,267
        ----------------------------- ------------------ -------------------
              Net Income(Loss)
        ----------------------------- ------------------ -------------------
        As originally reported        $   1,938,134      $   5,700,309
        ----------------------------- ------------------ -------------------
        Net adjustments               $    (879,058)     $  (3,033,756)
        ----------------------------- ------------------ -------------------
        As amended                    $   1,059,076      $   2,666,553
        ----------------------------- ------------------ -------------------
                 Basic EPS
        ----------------------------- ------------------ -------------------
        As originally reported              $.06                $.18
        ----------------------------- ------------------ -------------------
        Net adjustments                    $(.056)            $(.163)
        ----------------------------- ------------------ -------------------
        As amended                          $.004              $.017
        ----------------------------- ------------------ -------------------
                Diluted EPS
        ----------------------------- ------------------ -------------------
        As originally reported              $.05                $.16
        ----------------------------- ------------------ -------------------
        Net adjustments                    $(.047)            $(.146)
        ----------------------------- ------------------ -------------------
        As amended                          $.003              $.014
        ----------------------------- ------------------ -------------------

The following table identifies the net adjustments necessary to the Condensed Statements of Cash Flows for the nine months ended December 31, 2004 to correct the errors discovered as part of the Company's review process:

        ----------------------------- ---------------- ---------------------
                                                             9 Months
                                                              Ended
                                                             12/31/04
        ----------------------------- ---------------- ---------------------
             Net Cash (Used by)
            Operating Activities
        ----------------------------- ---------------- ---------------------
        As originally reported                         $    (33,442)
        ----------------------------- ---------------- ---------------------
        Net adjustments                                $     20,018
        ----------------------------- ---------------- ---------------------
        As amended                                     $   ( 13,424)
        ----------------------------- ---------------- ---------------------
            Net Cash (Used for)
            Investing Activities
        ----------------------------- ---------------- ---------------------
        As originally reported                         $   (211,089)
        ----------------------------- ---------------- ---------------------
        Net adjustments                                $   (148,580)
        ----------------------------- ---------------- ---------------------
        As amended                                     $   (359,669)
        ----------------------------- ---------------- ---------------------
            Net Cash Provided by
            Financing Activities
        ----------------------------- ---------------- ---------------------
        As originally reported                         $    150,700
        ----------------------------- ---------------- ---------------------
        Net adjustments                                $     22,550
        ----------------------------- ---------------- ---------------------
        As amended                                     $    173,250
        ----------------------------- ---------------- ---------------------
            Ending Cash Balance
        ----------------------------- ---------------- ---------------------
        As originally reported                         $    161,084
        ----------------------------- ---------------- ---------------------
        Net adjustments                                $    107,039
        ----------------------------- ---------------- ---------------------
        As amended                                     $    268,123
        ----------------------------- ---------------- ---------------------

Item 2.  Management's Discussion and Analysis

Executive Overview

We primarily develop and license management software for automobile dealerships. Because of operating similarities with automobile dealerships, we also license our management software to a few marine and RV dealerships, and we are looking to expand our presence among dealers of power sports equipment (such as motorcycles, ATVs, snowmobiles and watercraft).

The Company's most important product is its Arkona Dealer Management Suite ("ADMS") software. The ADMS software is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS software from a customer's perspective is its ability to run on an Application Service Provider ("ASP") model. An ASP model involves the software provider running software and maintaining data at central locations, and customers accessing and using the software over the Internet. The ASP model may significantly reduce upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations by us. The dealership needs only standard personal computers with reliable Internet access. The ASP model also may reduce the need for technical computer personnel because the software and related hardware are managed by us at our offsite locations. Our ADMS software integrates with most of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connection with the ADMS software, we provide training to dealership employees and, for a monthly fee, provide on-going technical support and regular software updates.

The market for automobile dealer management systems is dominated by two major players: Automatic Data Processing, Inc. ("ADP") and Reynolds & Reynolds ("Reynolds"). According to a September 1, 2005 Ward's Dealer Business article, ADP and Reynolds together control more than 80% of the market for automobile dealer management systems. ADP and Reynolds are large, well-financed organizations. They have good brand name recognition and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant barriers to entry for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources. In addition, certain automobile manufacturers are as yet unwilling to facilitate integration with any providers other than ADP and Reynolds. However, we presently offer a system that we believe is technologically superior, functionally equivalent, at a price that is substantially lower than the standard pricing of both ADP and Reynolds. In addition, our growth and financial performance have significantly improved our financial stability and our ability to support larger dealerships. We have proven our staying power in the market.

The Company earns revenue from the following activities: installation and training services (which include a nominal software license fee), technical support & maintenance, sales of hardware and peripherals, and consulting services. Approximately 57% of the Company's revenues currently come from recurring monthly technical support & maintenance. Additionally, much of the consulting services revenues tend to be recurring in nature. These combined recurring revenues provide long term stability for the Company.

eve that the Company has reached a critical point in its development. We have established a strong sales pipeline for our primary product, our ADMS system, after a significant investment in sales, installation and technical personnel last year. We are experiencing accelerated growth in our revenues and profitability from operations. We believe, however, that our size relative to our competitors and in comparison to other public companies continues to be an impediment to our efforts to expand sales and to increase the market value of the Company's common stock. We are considering various options for accelerating the growth of the Company and increasing interest in its common stock. These options include, without limitation, the following:

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

         o We are considering adapting, or working on the adaptation of, our ADMS product for other vertical markets (in either an ADMS or shrink-wrap version) and are developing and evaluating various related products and services that we could offer to our current customer base or a core customer base.

As we move forward on one or more of these initiatives we may experience increasing expenses and a need to raise additional capital, as well as, normal pressures and disruptions associated with major transactions and expansions. We believe, however, that when and if implemented, any initiative under consideration will significantly enhance the status and value of the Company.

Results of Operations

---------------- --------------------------------------------- -- ------------------------------------------------
                        Three Months Ended December 31                Nine Months Ended December 31
                              (in Thousands)                                  (in Thousands)
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------
                   2005       2004       Change      % Change         2005        2004        Change     % Change
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------
Revenues         $ 2,611    $ 2,116    $    495       23.4%       $ 7,873     $   5,303      $ 2,570        48.5%
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------
Gross Profit
                 $ 1,213    $ 1,035    $    178        17.2%      $  3,711     $  2,303      $ 1,408        61.2%
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------
% of Revenues
                   46.5%       48.9%         --          --           47.1%        43.4%         --           --
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------
Operating
Expenses         $ 1,093    $   843    $    250        29.5%       $ 3,153     $  2,309      $   844        36.5%
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------

Net Income
Before Tax       $   119    $   189    $    (70)      (28.9)%      $   553     $     57      $   496       868.4%
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------
% of Revenues        4.6%       8.9%         --           --           7.0%         1.1%         --            --
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------

Net Income       $   119    $  1,059   $   (940)      (88.8%)      $   553     $  2,667      $(2,114)      (79.3%)
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------
Basic   EPS      $ 0.004    $  0.033   $ (0.029)      (88.9%)      $ 0.017     $  0.084      $(0.067)      (79.5%)
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------
Diluted EPS      $ 0.003    $  0.027   $ (0.024)      (89.0%)      $ 0.014     $  0.069      $(0.055)      (79.5%)
---------------- ---------- ---------- ------------ ---------- -- ----------- ------------ ------------ ----------

Quarterly and year-to-date increases in revenues over comparable periods in the prior year continue to reflect the Company's success in penetrating the dealer management system market controlled by ADP and Reynolds. The combination of our products' superior features and capabilities, the ASP model's significant cost savings and efficiencies, our practice of not locking our customers into long-term contracts, as well as, our reputation for providing outstanding service and support contribute to the Company's revenue growth.

Third quarter revenues for the Company are typically impacted negatively by the holiday season and the impending calendar year-end. Generally, dealerships are hesitant to make system changes during the third quarter. Nonetheless, the Company's $2,611,319 in revenues for the third quarter ended December 31, 2005 approximated the record quarterly revenues of $2,732,305 achieved during the second quarter ended September 30, 2005, and the Company expects fourth quarter results to exceed these totals.


Revenue detail is as follows:

------------------- ------------------------------------------ --- ------------------------------------------
                         Three Months Ended December 31                Nine Months Ended December 31 (in
                                 (in Thousands)                                   Thousands)
------------------- ------------------------------------------ --- ------------------------------------------
                                                    % Change                                       % Change
                      2005       2004      Change                    2005      2004      Change
------------------- ---------- ---------- --------- ---------- --- --------- ---------- ---------- ----------
Technical Support
& Maintenance       $ 1,497    $ 1,039    $ 458      44.1%         $ 4,131   $ 2,840    $ 1,291     45.5%
------------------- ---------- ---------- --------- ---------- --- --------- ---------- ---------- ----------
Installation &
Training *          $   746    $   852    $(106)    (12.4)%        $ 2,640   $ 2,152    $   488     22.7%
------------------- ---------- ---------- --------- ---------- --- --------- ---------- ---------- ----------
Consulting
Services            $   163    $    25    $ 138     557.5%         $   435   $    74    $   361    485.1%
------------------- ---------- ---------- --------- ---------- --- --------- ---------- ---------- ----------
Hardware &
Peripheral          $   205    $   200    $   5       2.5%         $   667   $   237    $   430    180.6%
Sales
------------------- ---------- ---------- --------- ---------- --- --------- ---------- ---------- ----------
Total Revenues      $ 2,611    $ 2,116    $ 495      25.0%         $ 7,873   $ 5,303    $ 2,570     48.5%
------------------- ---------- ---------- --------- ---------- --- --------- ---------- ---------- ----------

* Includes license fees, G/L setup, data conversion, forms programming, training and related setup services.


Recurring monthly technical support & maintenance revenues increased over last year by 44.1% and 45.5%, respectively, for the three and nine months ended December 31, 2005, and now exceed 57% of the Company's total revenues each month. Monthly support revenues are growing approximately 3% to 4% every month.

Installation and training revenues were down 12% over last year for the three months ended December 31, 2005 but year to date installation and training revenues have increased 22.7%. The decrease for the current quarter is attributable to a number of new dealership acquisitions, signed during the quarter with the expectation that they would be installed during the quarter, that have chosen to defer installation into the next quarter after the holidays and calendar year end. The Company continues to add approximately 8 to 12 new dealerships each month and, with the addition of two new sales reps hired in December, we expect growth of new dealership customers to continue into the future.

Consulting services revenues result from additional contracts for training and software and forms programming. For the three and nine months ended December 31, 2005, consulting services revenues increased 557.5% and 485.1%, respectively, over the prior year. As the Company's installed customer base increases, these type services will also increase. Personnel changes within dealerships, evolving programs within dealerships and a dynamic industry create training and programming service opportunities for the Company.

Hardware sales increased 2.5% for the three months ended December 31, 2005, but year-to-date increased 180.6% over prior year. While margins on sales of hardware and peripherals may be small, our customers appreciate receiving pre-installed and trouble free equipment in connection with a new install of the ADMS system. The Company believes that additional investments in hardware and peripheral sales will create other consulting services opportunities in the future.

Gross profit increased 17.2% over the prior year for the three months ended December 31, 2005 but for the nine-month period, gross profit significantly increased, by 61.2%. As a percent of sales, gross profit was 46.5% for the quarter ended December 31, 2005 compared with 48.9% for the prior year quarter. This decrease can be attributed to the investment in additional client service installers in the fourth quarter of last year and the associated increased compensation costs in the current periods. For the nine months ended December 31, 2005, gross profit as a percent of sales was 47.1%, compared with 43.4% for the prior year nine-month period. The overall increase year to date is a result of the increases in monthly support charges and the more efficient utilization of client service representatives.

Operating expenses increased 29.5% and 36.5%, respectively, for the three and nine months ended December 31, 2005 over prior year. These increases are attributable to investments in additional sales reps and engineers in the fourth quarter of last year. These additional people were necessary in order to promote and sustain the Company's sales growth. Additional increases are due to the impact of additional operating costs associated with the new larger office space and increased research and development costs associated with the on-going development of new products and enhancements.

Included in net income for the three and nine months ended December 31, 2004 is the recognition of an income tax benefit of $869,809 and $2,609,427, respectively, recorded to account for the future tax benefit from previous years' net operating losses. No additional tax benefits from net operating losses are expected. The Company does not expect to record a tax provision during the current year as the Company does not expect to have any taxable earnings because of the previously recorded tax benefits. Because the net operating loss benefits have been nearly completely utilized, it is expected that the Company will record income tax expense in future periods. This expense will not, in the short term, require the use of cash flows due to the considerable existence of the deferred tax asset.

Liquidity and Capital Resources

              -------------------------- ---------------- ----------------- ----------
                                              As of            As of        % Change
                                             12/31/05         03/31/05
              -------------------------- ---------------- ----------------- ----------
              Cash & Cash Equivalents    $   424,742      $   141,179        200.9%
              -------------------------- ---------------- ----------------- ----------
              Accounts Receivable - net  $   704,288      $   481,518         46.3%
              -------------------------- ---------------- ----------------- ----------
              Current Assets             $ 1,207,547      $   626,196         92.8%
              -------------------------- ---------------- ----------------- ----------
              Current Liabilities        $   733,690      $   594,850         23.3%
              -------------------------- ---------------- ----------------- ----------
              Working Capital            $   473,857      $    31,346       1411.7%
              -------------------------- ---------------- ----------------- ----------
              Operating Cash Flows       $   593,307      $   (13,424)      4519.7%
              -------------------------- ---------------- ----------------- ----------
              Stockholders' Equity       $ 7,489,827      $ 6,884,449          8.8%
              -------------------------- ---------------- ----------------- ----------

The Company's liquidity position continues to improve. The increasing percentage of recurring revenues relative to overall revenues, as well as operating efficiencies, has created a stable profit margin and consistent cash growth. Accounts receivables have increased, as expected, due to increased monthly revenues while collection days have consistently remained at approximately 22.5 days, providing more than enough liquidity to meet day to day operating needs and future internal growth.

The Company moved into its new offices in August 2005. In order to add additional office cubicles to meet expanding growth, the Company entered into a five-year capital lease arrangement with an equipment financing company totaling $158,227. In addition, the Company continues to carry a note for $50,000, payable to a related party, on which the Company only makes monthly interest payments at a 12% annual rate.

In order to meet operating costs during the three and nine months ended December 31, 2005, the Company relied solely upon cash provided from operations. There were no significant funds received from the sale of equity securities. We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with planned expansion programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue. With respect to our future capital needs, we expect our recurring revenues and revenues from new installations to produce adequate cash flow to meet our costs.

As yet, we do not have a significant cash reserve. If we experience a material adverse event, expand our operations in any significant way or otherwise need additional cash, we would need to raise additional capital. We believe that, absent the occurrence of a material adverse event, we could raise needed additional capital through the offer and sale of convertible notes, warrants and equity securities or through commercial financing arrangements. We do not, however, have any commitments from any party to provide such capital, and there is a risk that we would not be able to raise capital, or may be compelled to pay a very high price for additional capital, under certain circumstances. If adequate capital is not available, our ability to expand our operations, or to continue normal operations, may be limited.

The following table discloses aggregate information about our contractual obligations including office, capital and operating lease payments and the demand note payable, and the periods in which payments are due as of December 31, 2005:

                                         Less Than
                                Total         1 Year      1-3 years      4-5 Years     After 5
                         ------------- ------------- -------------- ------------- -------------
Office Lease               $2,263,142    $ 471,717     $1,490,134     $ 301,291          --
------------------------ ------------- ------------- -------------- ------------- -------------
Operating Leases              128,901      103,891         25,010          --            --
------------------------ ------------- ------------- -------------- ------------- -------------
Capital Leases                153,640       31,575        103,851        18,214          --
------------------------ ------------- ------------- -------------- ------------- -------------
Note Payable                   50,000       50,000           --            --            --
------------------------ ============= ============= ============== ============= =============
Total                      $2,595,683    $ 657,183     $1,618,995     $ 319,505          --

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


     * Revenue Recognition - During the course of business, the Company recognizes revenue from the following activities: Software Licensing; G/L Setup and Data Conversion; Forms Programming; Installation and Training; Monthly Technical Support & Maintenance; Hardware Sales; and Consulting Services.

         The basis for software license revenue recognition is substantially governed by the provision of the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue recognition." Consistent with SOP No. 97-2, the Company recognizes license revenue when persuasive evidence of an arrangement for the license of software exists; the products are delivered or services are performed; customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and collection is probable. License fees are generally invoiced, collected and recognized together with the final portions of installation, training and setup fees. License fees, as distinguished from monthly technical support and maintenance fees, represent a small portion of the Company's revenue. This is because use of, or access to, the Company's dealer management software is of limited value absent the periodic updates, customer support and other services that a customer receives in connection with its monthly technical support and maintenance fee.

         G/L setup, data conversion, forms programming, and installation and training revenues included in multiple-element arrangements are deferred and recognized in accordance with the AICPA's Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenues earned on software arrangements involving multiple-elements are allocated to each element based on the relative fair value of the element. The Vendor Specific Objective Evidence

         ("VSOE") of fair value of the undelivered elements is generally determined based on the price charged for the undelivered element when sold separately.

         Hardware revenues include the sale of standard computer systems and peripherals, and revenue is recognized when title passes upon shipment of the hardware and/or peripherals to the customer. Installation of the hardware and/or peripherals is not a required component of the purchase contract. Installation and training service contracts require the payment of non-refundable security deposits. These deposits are deferred and recognized when services are performed. Generally, installation and training services are performed and completed within a four-week to six-week period.

         Monthly technical support & maintenance includes monthly service charges for ongoing technical support, automatic software and data upgrades, data transfers, storage and backup, bar coding, and 24/7 server maintenance. These services are billed monthly as stipulated in contracts with all customers (whether under the ASP or run-only model) and earned as the services are performed. All contracts for technical support & maintenance are on a month-to-month basis.

         Consulting services primarily include fees charged for advanced function or new hire training and/or forms programming, all provided subsequent to the initial purchase, installation and training contract. These services are outside the scope of the original purchase, installation and training contract. The Company recognizes consulting service fees as the services are provided.


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

     o Income Taxes - The Company applies the provisions of SFAS No. 109, "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     [Paragraph to be added]

     o Goodwill and Intellectual Property - We annually evaluate goodwill and intellectual property for potential impairment indicators. If impairment indicators exist, we measure the impairment in accordance with SFAS No. 142. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational conditions. Future events could cause us to conclude that impairment indicators exist and that the goodwill and intellectual property associated with our acquired business is impaired. Neither goodwill nor intellectual property is amortized, but instead is subject to impairment tests at least annually.

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


The forward-looking statements contained in this report include plans and objectives of management for future operations, plans relating to the products and predictions regarding the economic performance and liquidity of the Company. Assumptions applicable to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate. Therefore, we cannot assure that the results contemplated in any of the forward-looking statements contained herein will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans, or other budgets, which may in turn affect the Company's results of operations. In light of the inherent uncertainties in forward-looking statements, the inclusion of any such statement does not guarantee that the objectives or plans of the Company will be achieved. Among other risk factors to consider are the factors identified in the subsection entitled "Factors That May Affect Future Results" below.

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

We may require additional capital to continue development of our products, pursue our expansion plan and fund our operations
--------------------------------------------------------------------------------

We do not have a significant cash reserve, and our cash flow from operations presently slightly exceeds our cash expenditures. In the event we experience an unexpected need for cash, expand our operations in any significant way or otherwise need additional cash, we expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain such cash. If financing is needed, we cannot assure you that additional financing may be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to expand our operations, or to continue normal operations, may be limited.


We may be unable to continue to increase the number of customers using our ADMS product or other future offerings
--------------------------------------------------------------------------------

Our Arkona Dealer Management Suite product is relatively new, and we are operating in a market where two competitors (ADP and Reynolds) control 80% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will be able to maintain profitability.


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

We are subject to various regulatory regimes, and may be adversely affected by allegations that we have not complied with governing rules and laws
--------------------------------------------------------------------------------

We are subject to a variety of laws and regulatory regimes as a result of our status as a public company, in addition to those applicable to all businesses generally. Laws and rules governing public companies change frequently and are often complex. In connection with such laws, we are subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect our execution of our business plan. In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws. In fact, we recently filed a Form 8-K indicating that our 2004 quarterly financial statements may not be relied upon and have begun restated such data in this report. Remedying such non-compliance has, during the last few months diverted, and may continue to divert additional financial and human resources. In addition, future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.


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

Our ASP network is subject to other factors that could cause interruptions in service, reduced capacity for our customers and claims against the Company. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:


     o We and our customers may experience interruptions in service as a result of the accidental or malicious actions of Internet users, current and former employees or others.


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

     o Redesign products or services that incorporate disputed intellectual property; and/or

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

Trading in our common stock is thin, and there is a limit to the liquidity of our common stock
--------------------------------------------------------------------------------

Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may increase or decrease significantly as a result of a single trade by a single stockholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time without adversely affecting the market price. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

Our management owns a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval
--------------------------------------------------------------------------------

Our officers and directors own approximately 30% of our issued and outstanding common stock. Eight additional stockholders have the power to vote approximately 14% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

Changes in Internal Controls Over Financial Reporting

We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements. With the participation of its principal executive officer and principal financial officer, management of the Company has, as required by Rule 13a-15(d) under the Exchange Act, determined that there were the following changes during the fiscal quarter ended December 31, 2005 in its internal control over financial reporting that would materially affect, or would reasonably likely to materially affect, its internal control over financial reporting: As part of its enhancement of its internal controls and procedures related to financial statements, and in light of the change in Chief Financial Officer that occurred after Fiscal 2004, the financial staff of the Company is reviewing and attempting to reconcile certain revenue, cash and other entries in the general ledger of the Company for the fiscal year ended March 31, 2005 with external sources (such as bank account statements) and the Company's financial statements.

                           PART II. OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

         The Company held an Annual Meeting of Shareholders on December 23, 2005, at which the Company's shareholders considered and voted as follows on the items described below:

         1. Our shareholders considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:

           Name of Nominee    Votes For     Abstentions      Broker Non-Votes


     Alan Rudd               17,531,466         6,015               0
     Richard Holland         17,531,466         6,015               0
     Marc Fuller             17,531,466         6,015               0
     Paul Henriod            17,531,466         6,015               0
     Kent Misener            17,531,466         6,015               0


         2. Our shareholders considered and voted upon a proposal to ratify the appointment of Mantyla McReynolds, a Professional Corporation, as independent auditors of the Company for the fiscal year ending March 31, 2006. There were 17,467,966 votes cast in favor, 2,000 votes cast against, 67,515 abstentions, and no broker non-votes.

         3. Our shareholders considered and voted upon a resolution, including an amendment to the Certificate of Incorporation of the Company contained therein, authorizing the Board of Directors of the Company, in its discretion at any time prior to November 1, 2006, to take all steps necessary to effect a consolidation of the Common Stock of the Company on the basis of a ratio within the range of one post-consolidation share of Common Stock for every four pre-consolidation shares of Common Stock to one post-consolidation share of Common Stock for every twelve pre-consolidation shares of Common Stock, with the ratio to be selected and implemented by the Corporation's Board of Directors in its sole discretion, if at all. There were 17,242,816 votes cast in favor, 228,665 votes cast against, 76,000 abstentions, and no broker non-votes.

         4. Our shareholders considered and voted upon an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock of the Company from 50 million shares to 75 million shares. There were 16,966,700 votes cast in favor, 520,781 votes cast against, 50,000 abstentions, and no broker non-votes.

All items considered at the meeting were approved by the stockholders.

Item 6.  Exhibits

See the Exhibit Index following the signature page hereof.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf on February 21, 2006 by the undersigned, thereunto duly authorized.


                                   Arkona, Inc.


February 21, 2006                  /s/ Alan Rudd
                                   ---------------------------------------
                                   Alan Rudd, Chief Executive Officer



February 21, 2006                  /s/ Leland H. Boardman
                                   ---------------------------------------
                                   Leland H. Boardman, Chief Financial Officer


                                  EXHIBIT INDEX


----------------------- ---------------------------------------------------------- ---------------------------
    Exhibit Number                                 Title of Document                             Location
----------------------- ---------------------------------------------------------- ---------------------------
         3.1            Restated Certificate of Incorporation, as amended to date         Filed herewith
----------------------- ---------------------------------------------------------- ---------------------------
         31.1           Section 302 Certification of Chief Executive Officer              Filed herewith
----------------------- ---------------------------------------------------------- ---------------------------
         31.2           Section 302 Certification of Chief Financial Officer              Filed herewith
----------------------- ---------------------------------------------------------- ---------------------------
         32.1           Section 906 Certification of Chief Executive Officer              Filed herewith
----------------------- ---------------------------------------------------------- ---------------------------
         32.2           Section 906 Certification of Chief Financial Officer              Filed herewith
----------------------- ---------------------------------------------------------- ---------------------------