Form 10KSB
period 2006-03-31
ARKONA INC
filed 2006-06-29
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006

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




                         10757 South River Front Parkway
                                   Suite #400
                            South Jordan, Utah 84095
               (Address of principal executive offices) (Zip Code)

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for its most recent fiscal year were $11,129,798.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 6, 2006 was $14,651,530. The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 6, 2006 was 32,492,323 shares, of which 22,540,816 were held by non-affiliates. The market price of the common stock as of June 6, 2006 was $0.65 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No  [X]

                                Table of Contents





PART I.........................................................................1


Item 1.  Description of Business...............................................1


Item 2.  Description of Property..............................................13


Item 3.   Legal Proceedings...................................................14


Item 4.   Submission of Matters to a Vote of Security Holders.................14

PART II.......................................................................15


Item 5.   Market for Common Equity and Related Stockholder Matters............15


Item 6.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations..................16


Item 7.  Financial Statements.................................................22


Item 8.  Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................23


Item 8A. Controls and Procedures..............................................23


Item 8B. Other Information....................................................23

PART III......................................................................24


Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with Section 16(a)
           of the Exchange Act................................................24


Item 10.  Executive Compensation..............................................28


Item 11. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters.....................30


Item 12.  Certain Relationships and Related Transactions......................33


Item 13.  Exhibits............................................................34


Item 14.   Principal Accountant Fees and Services.............................35

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements can be identified by the use of forward-looking words such as "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements relate to our, and, in some cases, our clients' or business partners' future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under "Item 1. Description of Business - Certain Risk Factors." You are also encouraged to review our other filings with the Securities and Exchange
Commission (the "SEC") describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

                                     PART I

Item 1.  Description of Business

Overview

         Arkona, Inc. develops and provides fully integrated, on-demand business management solutions to new and independent automobile dealerships. Because of operating similarities with automobile dealerships, we also provide on-demand business management solutions to dealers of powersports equipment and RVs.

         Our principal product is our Arkona Dealer Management Suite or "ADMS". The ADMS is an on-demand, software-based, dealership management system that allows dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS is that it is run on an Application Service Provider or "ASP" model. The ASP model bundles software, hardware, systems development, integration and management into one cost-effective offering. Under our ASP model, we provide the software and host customer data on servers at central locations, and customers use the software over the Internet. The ASP model may significantly reduce upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations by us. The dealership generally needs only standard personal computers with reliable Internet access. The ASP model reduces the need for technical computer personnel because the software and related hardware are managed by us at an offsite location. The ADMS integrates with most of the major automobile manufacturers and we continue to work towards integration with the remaining manufacturers.

         We provide installation services, which includes G/L setup, data conversion, Virtual Private Network ("VPN") connection, forms programming and consultative training to employees of the dealerships who purchase the right to use of the ADMS. For a continuing monthly fee, we provide post-installation services, including continuous access to the latest version of the ADMS hosted on our servers, data hosting, technical support and 24x7 maintenance and security of the servers.

         We are expanding our target market beyond new and independent automobile dealerships to dealers of powersports equipment. For all types of dealerships, we market our products primarily through regional sales representatives, in-house sales and marketing personnel and independent sales agents. We also market our products via trade shows, seminars, press releases, trade publications, customer referral programs, relationships with suppliers, automobile manufacturers and industry partners.

Products and Services

         The Arkona Dealer Management Suite
         ----------------------------------

         Our main product is the ADMS. The ADMS is a software-based dealer management suite that allows new and independent automobile, marine, RV and other powersports dealerships to manage all aspects of their business operations, including sales, customer relationship management, accounting, parts, service, and financing functions.

         The ADMS uses a highly integrated, modular structure that allows management decisions to be made based on information from a variety of areas within the dealership's business. For example, the ADMS sales module provides management and the sales department with real-time vehicle-specific cost information in order to facilitate price negotiations and, if the potential customer has previously done business with the dealership, provides information regarding that customer's previous purchases, use of the service department and other associated activity. The ADMS service module includes an appointment system that facilitates order writing and technician analysis and automatically integrates with accounting in order to produce and track invoices. If parts are drawn from inventory in connection with a repair, the ADMS service and parts modules can be set to automatically order a replacement part from the manufacturer or merely to make recommendations when the inventory of a certain part or product is low. These and other functions work together in order to integrate, automate, and streamline the various functions of an automobile dealership.

         The ADMS modular structure allows a dealership to choose only the modules it needs at the time while retaining the ability to add additional modules in the future. The modular structure also permits custom programming, or updating, of a particular function without the need to alter other functions or modules. This permits us to customize the ADMS system to meet the needs of particular dealerships.

         Another key advantage of the ADMS is its ability to operate using an ASP model. Under an ASP model, the underlying software runs and data is maintained offsite, while customers use the software and access or manipulate data over the Internet. Application of the ASP model can significantly reduce most upfront and ongoing hardware and operating system costs for the dealership because the significant processing is done on computers maintained at an offsite location. The dealership uses only basic personal computers with reliable Internet access, while we handle (and pay for) day-to-day maintenance and upgrades at the offsite location. The ASP model may also allow a dealership to avoid the expense of having its own technical personnel.

         The ASP version of our ADMS is highly reliable and secure. The ADMS uses password administration features that allow the dealership to establish access levels for different users. The dealership can restrict or give access to each of the key elements of the system including system maintenance, data entry, inquiry, and report generation. The ADMS has built-in recovery systems so that if a system fails, it can be restarted, and the system will remember where it left off and continue running from that point. We use VPN technology to protect data transmission over the Internet. A VPN is a private network built atop a public network. Hosts within the private network use encryption to talk to other hosts; the encryption is intended to exclude hosts from outside the private network even if they are on the public network. The ASP system is maintained at a hosting facility with multiple fiber trunks from multiple sources, backup generators, fully redundant hardware, power and Internet connections, climate control systems, seismically braced rack systems, and security and fire detection and suppression systems.

         Dealer-Manufacturer Communications
         ----------------------------------

         Our ADMS integrates with the systems of many of the major automobile manufacturers. An important element of a dealer management system is its ability to integrate a dealership's system with a manufacturer's system. An example would be the ability of a Ford dealership's system to integrate and communicate with Ford Motor Company's system. The ability of the dealership to integrate and share information about warranty service claims, parts, vehicle orders, and other similar information with the manufacturer can save the dealership and the manufacturer thousands of dollars a month. We have dedicated substantial resources to make our ADMS integrate with the systems of the major automobile manufacturers. The ADMS currently integrates with the systems of Ford, Lincoln-Mercury, GMC, Buick, Chevrolet, Pontiac, Cadillac, Hummer, Dodge,
Chrysler, Jeep, BMW, MINI, Honda, Acura, Suzuki, Mitsubishi, Mazda, Isuzu, Subaru and BMW Motorcycles. Porsche and VW-Audi integrations are scheduled for completion during fiscal year 2007. Major automobile manufacturers with which our system does not integrate include Toyota, Nissan, Volvo, Lexus, Infinity, Jaguar, Range Rover, Mercedes-Benz, Saab, and Hyundai.

         Stand Alone Products
         --------------------

         In connection with the ADMS, we have developed stand-alone products such as a customer relationship management or (CRM) solution, Do Not Call, and bar coding. Each of these products provides an important supplement to a dealer's ability to manage a dealership.

         Training and Support Services; Consulting
         -----------------------------------------

         We provide training and customer support services. This is important to dealerships because employee turnover and growth creates the need for ongoing training on our ADMS. We also provide detailed self-help manuals, classroom training, onsite training, and training over the Internet.

         For a monthly fee, we provide unlimited technical and customer support for our ADMS. We continue to develop an Internet-based support system that has pre-recorded, step-by-step audio and video instructions for frequently requested tasks.

         We also provide limited custom programming, post-installation training and other consulting services. Our programming, training and consulting fees are based on the scope of services provided.

         Installation
         ------------

         Installation of the ADMS at a dealership is typically done by a three person installation team. A typical installation is completed over a three to four week period. Installation includes G/L setup, data conversion, VPN connection, forms programming and training. We also sell hardware and accessories in connection with the installation of the ADMS.

Markets

         Our potential customers include new and independent (used-car) automobile dealerships, and we are beginning to pursue dealers of RV, marine and powersports equipment. We estimate there are between 22,000 and 23,000 new car dealerships in the United States and over 60,000 independent car dealerships. We estimate there are approximately 6,000 dealers of powersports (motorcycle, ATV, watercraft/sportboats and snowmobiles) equipment.

         Automobile Dealership Market
         ----------------------------

         We believe the automobile dealership market is evolving and moving toward using more technology in the management of their businesses. Automobile dealers are consistently trying to reduce costs and improve efficiency through the use of information technology. Our perception is that, for the most part, automobile dealers have lagged behind taking advantage of technology in their information systems. We believe that, in an effort to improve customer service and support, more and more automobile dealers are looking to improve their information technology.

         The National Automobile Dealers Association has identified several significant trends in the retail car and truck environment that we believe will pressure dealers to look for ways to better manage their business. Those trends include the following:

     o Pressure on profit margins in all departments is expected to encourage dealerships to improve management procedures, marketing skills and performance in every department. Reliable, timely information will be important in that process.

     o The increasing geographic concentration of automobile dealerships is reducing profit margins and pressuring dealerships to increase volume.

     o   Improvements   in  product   quality  and  extended   warranties   have
         significantly reduced the required service for vehicles, which reduces an important source of revenue for automobile dealerships.

     o The growth of competing service providers (such as Jiffy-Lube, Midas Mufflers, Brake-O, Tunex, etc.) is putting pressure on automobile dealerships to operate their service departments as efficiently as possible and with an increased emphasis on customer satisfaction.

     o Automobile manufacturers are demanding more control over their marketing channels in an effort to manage customer satisfaction and volume. This effort includes increased reporting requirements for dealerships, increased involvement in maintaining physical facilities, more communication between manufacturers and dealerships and the integrating of computer systems of dealerships and manufacturers.

     o The increase in dealership groups and corresponding decrease in independent dealerships is leading to increased competition from business-savvy competitors.

         We believe these trends have favorable implications for us as a provider of a low-cost, comprehensive dealership management system solution like our ADMS.

         Powersports Market
         ------------------

         The powersports market is estimated to be an $18 billion industry in the United States. It consists of new and used motorcycles, ATV's, personal watercraft, and snowmobiles, as well as, parts, accessories and mechanical and financial services related to these products.

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

         We are encouraged by our initial research, marketing and selling to the powersports market. Many of the powersports dealers that have already licensed the ADMS indicate that they like the product features, attractive pricing, and technical expertise. We intend to enhance its product offering during the coming year to incorporate power sports specific capabilities.

         Marine and RV Markets
         ---------------------

         We have licensed the ADMS to a few marine and RV dealerships. These dealerships are able to use the system because of operational similarities with automobile dealerships. We have not commenced, nor do we have any current plans, to commence any active marketing initiatives or extensive product customization for the marine and RV markets.

Competition

         Automobile Market
         -----------------

         According to a 2005 Woods and Seaton automotive retailing study, the market for automobile dealer management systems is dominated by two major players - ADP Dealer Services ("ADP") and Reynolds & Reynolds ("Reynolds").

According to the study, ADP and Reynolds together control about 80% of the market for automobile dealer management systems. Approximately 10 providers, including Arkona, compete for the remaining 20% of the market.

         ADP and Reynolds are large, well-financed organizations with good brand name recognition. Their systems integrate with all the major automobile manufacturers. Their market dominance also creates significant hurdles for Arkona because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller vendor with limited resources. Their ability to integrate their systems with all the major automobile manufacturers is highly appealing to large automobile dealerships selling automobiles from most of the major automobile manufacturers and especially automobile manufacturers with systems with which our ADMS cannot yet integrate. However, the price of ADP's and Reynolds' dealer systems is generally much higher than our price for the ADMS, and we believe that ADP and Reynolds' products generally do not reflect recent technological developments, including the ability to run on an ASP model. Our success in competing with ADP and Reynolds in the market for independent automobile dealerships supports this belief.

         Powersports Market
         ------------------

         The following companies sell dealer management systems into the powersports market: Comptron, ProQuest Powersports, MIC, ARI Networks, C Systems and Shoptech. Of these competitors, ProQuest Powersports (a subsidiary of ADP) is the most widely used. ProQuest Powersport's Lightspeed product has an estimated over 80% market penetration. Based upon conversations with powersports dealers, we believe that ProQuest is experiencing a lot of push-back and dissatisfaction from dealerships because of their pricing and business practices. This may open the door for us to win market share by delivering more value for less money.

Intellectual Property

         We believe our intellectual property is critical to our success. We rely on common law copyright, trademark and trade secret protection to protect our intellectual property. We have not formally patented, copyrighted or registered any of our intellectual property. However, all employees involved in any of our software development are asked to sign confidentiality and invention rights agreements. There is a risk that our intellectual property could be challenged, invalidated or circumvented, that it could be deemed to infringe on third-party intellectual property or that it could fail to provide a competitive advantage in the future.

         We spent $1,331,492 and $1,039,160 during the fiscal years ended March 31, 2006 and 2005, respectively, on company-sponsored research and development activities.

Employees

         As of March 31, 2006, we had 91 full-time employees consisting of 6 corporate officers, 15 sales and marketing representatives, 13 computer engineers and programmers, 53 installation and support technicians, and 4 administrative and clerical employees. None of our employees are represented by a collective bargaining organization.

Corporate History

         We were formed as a Delaware corporation in 1992 and were originally named The Thorsden Group, Ltd. In 1997, Thorsden acquired Arkona, Inc., a Utah corporation, as a wholly-owned subsidiary. Arkona, Inc. was in the business of developing software for remote synchronization and replication of databases. In 1999, Thorsden changed its name to Sundog Technologies, Inc. In 2000, Sundog acquired the business and assets of Ensign Information Systems, which developed and sold automobile dealership software. In 2001, Sundog abandoned its remote synchronization business, merged with its wholly-owned subsidiary and changed its name to Arkona, Inc.

Certain Risk Factors

         Our short and long-term success is subject to certain risks, many of which are substantial in nature. The following risk factors should be carefully considered, in addition to other information contained in this report, when evaluating an investment in our common stock. Any one of these factors could cause actual results of operations to differ materially from projected results.

         We may not continue to experience net income in the future.
         -----------------------------------------------------------------------

         Any projection of continued profitability assumes that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Even if we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development, or other items that may cause our expenses to increase at a faster rate than expected. We may not be able to maintain profitability or to increase profitability in the future.

         We may require additional capital to continue development of our products, pursue our expansion plan and fund our operations.
         -----------------------------------------------------------------------

         We do not have a significant cash reserve. If we experience an unexpected need for cash, expand our operations in any significant way or otherwise need additional cash, we expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain such cash. If financing is needed, we cannot assure you that additional financing may be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to expand our operations, or to continue normal operations, may be limited.

         We may be unable to continue to increase the number of customers using our ADMS product or other future offerings.
         -----------------------------------------------------------------------

         Our ADMS is relatively new and we are operating in a market where two competitors (ADP and Reynolds) control 80% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will be able to maintain profitability.

         Our competitors have greater resources than we do, which may permit them to rapidly develop or purchase new technologies, undertake significant marketing campaigns or price more aggressively than we do.
         -----------------------------------------------------------------------

         The market for automobile dealership data management systems is highly competitive, and we must compete with companies that possess greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. As a result, we may be unable to obtain a significant market share in the automobile dealer management systems business. In addition, competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition.

         We are subject to various regulatory regimes, and may be adversely affected by allegations that we have not complied with governing rules and laws.
         -----------------------------------------------------------------------

         We are subject to a variety of laws and regulatory regimes as a result of our status as a public company, in addition to those applicable to all businesses generally. Laws and rules governing public companies change frequently, and are often complex. In connection with such laws, we are subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect our execution of our business plan. In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws. In fact, we have recently filed Current Reports on Form 8-K indicating a need to restate certain financial statements from the fiscal year ended March 31, 2005 and subsequent quarters. Remedying such non-compliance has, during the last few months diverted, and may continue to divert additional financial and human resources. In addition, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.

         Our services are subject to system failure and security risks.
         -----------------------------------------------------------------------

         Our operations, particularly our ASP service, are dependent upon our ability to protect our network infrastructure against damage from natural disasters, such as fire, earthquakes and floods, as well as power loss, telecommunications failures and similar events. All of our network and computer equipment, including components critical to our operations, are currently concentrated in a single co-location facility provided by MCI. Notwithstanding precautionary measures that we and our co-location host have taken, the occurrence of a natural disaster or other unanticipated system or power failure could cause interruptions in the services we provide. In addition, failure of our telecommunications providers to provide the data communications capacity we require as a result of natural disasters, bankruptcy, operational disruptions or for any other reason could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

         Our ASP network is subject to other factors that could cause interruptions in service, reduced capacity for our customers and claims against us. Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

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

         We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.
         -----------------------------------------------------------------------

         We are highly dependent upon the efforts of management and technically skilled personnel, including programmers, installers, and engineers. Our future performance will depend, in part, upon our ability to increase sales, manage growth effectively, and retain the services of our management, our technical staff and sales staff. Competition for management, technical and sales personnel is intense, and we do not have long-term employment agreements with any of our employees. As a result, we may be unable to retain our key employees or attract other highly qualified employees in the future. The loss of the services of any of our management, technical or sales team or the failure to attract and retain additional key employees could have a material adverse effect on our business, financial condition and results of operations.

         We rely on our intellectual property rights, and if we are unable to protect these rights, we may face increased competition, and our business may be materially adversely affected.
         -----------------------------------------------------------------------

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

         Software-based products tend to evolve rapidly, and our competitors may develop products that are technically superior to our products.
         -----------------------------------------------------------------------

         Our primary product, the ADMS, is a software-based product. The market for software and software-based products is recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The rapid evolution of software products requires that we continually improve the performance, features and reliability of our software, particularly in response to competitive offerings by other companies. There can be no assurance that we will successfully respond quickly, cost effectively and sufficiently to these developments.

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

         We may be subject to claims based upon allegations that our products are defective.
         -----------------------------------------------------------------------

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

         Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.
         -----------------------------------------------------------------------

         Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the thinness of the market for our stock the price of our common stock may increase or decrease significantly as a result of a single trade by a single stockholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time without adversely affecting the market price. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

         Our management owns a significant number of our outstanding shares, which will allow them to influence the outcome of matters submitted to stockholders for approval.
         -----------------------------------------------------------------------

         Our officers and directors own approximately 30% of our issued and outstanding common stock. Eight additional stockholders have the power to vote approximately 12% of our issued and outstanding common stock. As a result, these stockholders have substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may also have the effect of delaying or preventing a change in control.

         Our stockholder rights plan and certain provisions in the Delaware corporate law may permit our Board of Directors to block a takeover attempt and adversely affect the value of our common stock.
         -----------------------------------------------------------------------

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

         In addition, the Delaware General Corporations Law prohibits certain mergers, consolidations, sales of assets or similar transactions between a corporation and another company which is, or is an affiliate of, a beneficial holder of 15% or more of such corporation's voting power (referred to as an Interested Stockholder) for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by the corporation's board of directors or the transaction is approved by a majority of such corporation's stockholders (excluding the Interested Stockholder). These provisions prohibiting Interested Stockholder transactions could also preserve management's control of the company.

         Obtaining additional capital through the sale of common stock will result in dilution of stockholder interests.
         -----------------------------------------------------------------------

         We may raise additional funds in the future by issuing additional shares of common stock or securities, such as convertible notes, options, warrants or preferred stock that are convertible into or exercisable for common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

         The market price for our common stock is volatile and may change dramatically at any time.
         -----------------------------------------------------------------------

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

         Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.
         -----------------------------------------------------------------------

         Under our Certificate of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock. There are presently 575,000 shares of Series B preferred stock issued and outstanding, convertible into 2,875,000 shares of common stock. Our Board of Directors has the authority to create various series of preferred stock with such voting, dividend, conversion, liquidation and other rights superior to those of our common stock and to issue such stock without stockholder approval. This issuance of such preferred stock would dilute the ownership and voting power of the holders of our common stock and may have a negative effect on the price of our common stock.

         We have not declared any dividends with respect to our common stock.
         -----------------------------------------------------------------------

         We have never paid a cash dividend on our common stock. We intend to retain earnings, if any, to finance the operation and expansion of our business and, therefore, we do not expect to pay cash dividends on our shares of common stock in the foreseeable future.

Item 2.  Description of Property

         We do not own any real property. We currently lease an approximate 25,000 square foot facility located at 10757 South River Front Parkway, Suite 400, South Jordan, Utah, 84095. We conduct all of our corporate, administrative, and research and development activities at this facility. The facility will provide sufficient space for us to continue all of our activities for the foreseeable future.

         The facility lease is for five (5) years, terminating July 31, 2010. Lease payments for each month are as follows: $38,894 (first year - through July 31, 2006), $39,935 (second year), $40,977 (third year), $42,018 (fourth year)
and $43,060 (fifth year). In addition, we are required to pay a pro rata share of operating expenses for the property.

         In the opinion of management, the property we lease is adequately covered by insurance.

Item 3.   Legal Proceedings

         We are from time to time party to certain legal actions which we consider routine to our business activities. As of March 31, 2006, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Price

         The table below sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board. Our common stock is quoted on the OTC Bulletin Board under the symbol ARKN.

                                                    High                 Low
                                                    ----                 ---
         Fiscal Year Ended March 31, 2006
            Quarter ended June 30, 2005             $0.70               $0.47
            Quarter ended Sept. 30, 2005            $0.69               $0.51
            Quarter ended Dec. 31, 2005             $0.85               $0.50
            Quarter ended March 31, 2006            $0.75               $0.55

         Fiscal Year Ended March 31, 2005
            Quarter ended June 30, 2004             $0.71               $0.58
            Quarter ended Sept. 30, 2004            $0.68               $0.39
            Quarter ended Dec. 31, 2004             $0.65               $0.40
            Quarter ended March 31, 2005            $0.72               $0.57

         The quotations  set forth above reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commission,   and  may  not  represent  actual
transactions.

Outstanding Shares and Number of Stockholders

         As of March 31, 2006, there were 32,489,670 shares of common stock issued and outstanding, which were held by approximately 400 holders of record. In addition, as of that date, there were issued and outstanding 575,000 shares of Series B Convertible Preferred Stock (convertible into an aggregate of
2,875,000 shares of common stock) which were held by 13 holders of record, 6,793,667 options to purchase common stock granted under our stock incentive plans and 2,349,092 warrants to purchase common stock. We have never declared or paid dividends on any class of equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

         Set forth below is certain information, as of March 31, 2006, about the number of shares of common stock subject to options granted, or that may be granted, under compensation plans adopted by us.

                                                                                          Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                             Number of securities to be    Weighted-average exercise    equity compensation plans
                               issued upon exercise of       price of outstanding         (excluding securities
       Plan category             outstanding options                options             reflected in column (a))
---------------------------  ---------------------------  ---------------------------  ---------------------------
                                         (a)                          (b)                          (c)
Equity compensation plans
approved by security
holders (1) (2)                       6,793,667                     $0.363                      2,206,333

Equity compensation plans
not approved by security
holders                                  N/A                          N/A                          N/A

Total                                 6,793,667                     $0.363                      2,206,333

     (1) All such options represent options granted or available for grant under our 2001 Stock Incentive Plan.

     (2) Does not include secondary options with respect to shares of our common stock granted to certain officers, directors and employees by our stockholders. See "Item 12. Certain Relationships and Related Transactions."

Recent Sales of Unregistered Securities

         Not applicable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any statements in this section about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as "believe," "could," "may," "anticipate," "intend," "expect," "will," "plan," "estimate," "continue," "should" or "would." Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth under the caption "Certain Risk Factors."

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

         We  develop  and sell  access to  management  software  for  automobile dealerships. The operating similarities between automobile, marine, RV and powersports dealerships make our software attractive to marine, RV and powersport dealerships as well.

       Our primary product is our software-based Arkona Dealer Management Suite or ADMS. The ADMS is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS is its ability to run on an ASP model. An ASP model involves the software provider running software and maintaining data at central locations and customers accessing and using the software over the Internet. The ASP model significantly reduces most upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations that are maintained by us. The dealership needs only standard personal computers with reliable Internet access. The ASP model also reduces the need for technical computer personnel because the software and related hardware are managed by us at our offsite location. Our ADMS integrates with many of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connection with the ADMS, we provide installation and post-installation training and consulting and, for a monthly fee, hosting services, technical support and 24 x 7 access to the ADMS.

         The market for automobile dealer management systems is dominated by two major players: Automatic Data Processing, Inc. or ADP, and Reynolds and Reynolds. According to a 2005 market study by Ward's Dealer Business, ADP and Reynolds together control about 80% of the market for automobile dealer management systems. ADP and Reynolds are large, well-financed organizations. They have good brand name recognition and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant barriers to entry for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller company with limited resources. However, we offer a system that we believe is technologically superior at a price that is generally substantially lower than the standard pricing of both ADP and Reynolds.

         Our revenues continue to grow at a rapid rate, increasing 52.3% between the fiscal year ended March 31, 2005 and the fiscal year ended March 31, 2006. We earn more than half of our revenues from recurring support and maintenance. These recurring revenues grew at a rate in excess of 3% monthly during fiscal year 2006 and help provide long term stability for us.

         We believe that we have reached a critical point in our development. We have established a strong sales pipeline for our primary product, our ADMS, after a significant investment in sales, installation and technical personnel. We are experiencing accelerated growth in our revenues and profitability from operations. We believe, however, that our size relative to our competitors and in comparison to other public companies continues to be an impediment to our efforts to expand sales and to increase the market value of our common stock. We are considering various options for accelerating our growth and increasing interest in our common stock. These options include, without limitation, the following:

     o We are continuing to lay the foundation for a possible move to the American Stock Exchange or the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). We believe that an appropriately time move onto an exchange or Nasdaq market would increase institutional and other interest in our common stock.

     o We have entered into a long term relationship with a stockholder relationship consulting firm in an attempt to leverage their expertise in assisting us to increase stockholder value. We held our first earnings call on June 29, 2006 and expect to continue such stockholder outreach programs in the future.

     o We are in discussions regarding possible acquisition transactions, licensing transactions, coordinated roll-outs to significant customer groups and other transactions designed to accelerate revenue growth. All of these discussions are in various stages, and we are uncertain whether any will lead to a definitive transaction.

     o We are considering adapting, or working on the adaptation of, our ADMS product for other vertical markets (in either an ADMS or shrink-wrap version) and are developing and evaluating various related products are services that we could offer to our current customer base or a core customer base.

As we move forward on one or more of these initiatives we may experience increasing expenses and a need to raise additional capital, as well as normal pressures and disruptions associated with major transactions and expansions. We believe, however, that when and if implemented, any initiative under consideration will significantly enhance the long-term status and value of the company.

Results of Operations for the Fiscal Years Ended 2006 and 2005

         Revenues - Revenues increased $3,820,868 to $11,129,798 for fiscal year 2006 or 52.3% over fiscal year 2005. These increases continue to reflect our success in replacing existing competitors' systems with the ADMS. Growth in our revenues over the five year period from fiscal year 2002 to fiscal year 2006 exceeded 375.0%, from $2,338,176 for fiscal year 2002 to $11,129,798 for fiscal year 2006.

         We earn our revenues through installation and post-installation services. Installation services consist of pre-installation functions such as G/L setup, data conversion and VPN connections, forms programming, and training. Installation services are generally performed over a four (4) week period and provide a customer with the tools and knowledge necessary in order for them to access and use the ADMS on a go-forward basis. Post-installation services, which are billed on a month to month basis, include the right to continuous access to the latest version of the ADMS hosted on our servers, to have their data hosted on our servers, to 24x7 maintenance and security of the servers, to post-contract phone support services, and to manufacturers' parts price updates. Additional revenues are earned from the sales of hardware and peripherals and from post-installation consulting services.

         For fiscal year 2006, revenues from ADMS installation services increased $1,037,860 to $3,735,327 or 38.5% over fiscal year 2005. The significant increase in installation services revenue is due primarily to the increased sales and marketing personnel and continued market acceptance of the ADMS as a cost-effective alternative to the technology of our competitors. Our customer base grew from 389 installed customers as of March 31, 2005 to 563 installed customers as of March 31, 2006. We believe that we will continue to grow our customer base through the replacement of competitors' systems and installation into new dealerships. Additionally, installations are expected to increase as we grow our business to powersports dealerships.

         For fiscal year 2006, revenues from recurring monthly post-installation services increased $1,786,291 to $5,783,424 or 44.7% over fiscal year 2005. This increase reflects continued growth in our installed customer base, which grew, as noted above, to 563 customers as of March 31, 2006. It's important to note that post-installation customer contracts are entered into on a month-to-month basis. Customers have the right to cancel our services at any time upon written notice, without penalty. We must earn the customer's on-going business each and every month. Our revenue growth, especially that of our recurring monthly post-installation services, indicates our continued success at earning our customers' business each month.

           We are actively pursuing sales of hardware equipment in connection with our installation service. For fiscal year 2006, revenues from hardware sales increased $690,725 to $1,026,373 or 205.8% over fiscal year 2005. It is expected that revenues from hardware sales will continue to grow as our customer base continues to grow and as we continue to dedicate resources to increasing hardware sales.

         Post-installation consulting services also continue to grow due to the increasing installed customer base. For fiscal year 2006, revenues from consulting services increased $314,090 to $578,525 or 118.8% over fiscal year 2005.

         Cost of Sales - For fiscal year 2006, cost of sales increased $1,608,680 to $5,858,545 or 37.9% over fiscal year 2005. Cost of sales as a percentage of revenues decreased 5.5% for fiscal year 2006 compared to fiscal year 2005.

         The 5.5% increase in gross margin for fiscal year 2006 is a result of our hiring additional installation and support technicians during the end of fiscal year 2005 to properly prepare for expected growth in our customer base. This relative hiring increase was not necessary during fiscal year 2006. We continue to gain, through experience, installation efficiencies. For example, our post-installation service includes having one individual from the support department dedicated to a new dealership for two to six weeks after an installation. By having a dedicated individual provide post-installation support, potential problems can be anticipated and solved by someone familiar with the customer's needs in a timely and cost-efficient manner. After the two to six weeks of post-installation monitoring, new customers are transitioned to normal customer support.

         We expect to see continued gross margin benefit from the growth of our recurring post-installation services revenue, as related costs of sales (phone support staff, fixed infrastructure) are relatively small.

         Operating Expenses - Operating expenses are comprised of research and development expense and sales, marketing and general administrative expenses. For fiscal year 2006, total operating expenses increased $1,089,812 to $4,440,780 or 32.5% over fiscal year 2005. Operating expenses as a percentage of revenue decreased 5.9% for fiscal year 2006 over fiscal year 2005.

         Research and development expense (net of capitalized software development costs) increased by $301,948 to $962,708 or 45.7% for fiscal year 2006 due to the hiring of additional software developers near the end of fiscal year 2005, a continued focus on research and development activities, and developing and maintaining software compatible with original equipment manufacturers. As a percentage of revenue, research and development expense decreased 0.4% for fiscal year 2006 over fiscal year 2005. We believe research and development will play an important roll in our future success. Our goal is to keep our software and processes technologically ahead of the competition and we expect research and development expense to continue to grow in the future.

       Sales, marketing and general administrative expense increased in fiscal year 2006 by $787,864 or 29.3% over fiscal year 2005. As a percentage of revenue, sales, marketing and general administrative expense decreased 5.5% for fiscal year 2006 over fiscal year 2005. Total sales and marketing expense increased due to the hiring of additional regional sales representatives, resulting in our increased revenue. We recently announced the opening of new sales territories and will continue to expand our sales and marketing presence as we grow. General administrative expenses remained relatively constant between the two years as is reflective in the overall decrease in total operating expenses as a percent of revenues.

         Net Income - For fiscal year 2006, we recorded net income before tax benefit of $821,062 compared with a net loss before tax benefit in fiscal year 2005 of $(245,056). We recorded a tax benefit (principally due to net operating loss carry forwards) for fiscal years 2006 and 2005 of $1,244,000 and $152,682, respectively. The overall recognition of profits in fiscal year 2006 has been due primarily to the increased customer base, resulting in increased installation and post-installation recurring revenues.

Liquidity and Capital Resources

         Our liquidity position has significantly improved during the year. As of March 31, 2006 and 2005, our working capital (current assets in excess of current liabilities) totaled $736,572 and $(21,974), respectively. The increase in working capital as of March 31, 2006 is principally a result of increasing cash flows from operations and increased receivables from installations and post-installation services growth. Cash and cash equivalents were $570,766 as of March 31, 2006.

         We have utilized long-term lease financing to purchase office furniture and computer systems. As of March 31, 2006, notes payable, including capital lease obligations, totaled $278,686. During fiscal year 2006, we entered into a $250,000 line of credit with a financial institution. As of March 31, 2006, we had not utilized any funds available under the line of credit agreement. As of March 31, 2006, included in notes payable is a demand note for $50,000, payable to a related party, on which we make interest only payments at 12% monthly.

Critical Accounting Policies and Estimates

         Management is basing the discussion and analysis of financial condition and results of operations on our financial statements. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as, the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates our critical accounting policies and estimates, including those related to revenue recognition, property, plant and equipment, goodwill, capitalization of software expense and income taxes. Management bases our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     o   Revenue  Recognition.  During  the  course of  business,  we  recognize
         revenue  from  the   following   activities:   Installation   Services;
         Post-installation Services; Hardware Sales; and Consulting Services.

         Installation Services include fees for G/L setup, data conversion, VPN connection, forms programming, and training. Each of these activities are separately stated on a customer's Sales and Service Agreement and individually priced. The Installation Service is generally performed over a four (4) week period and provides a customer with the tools and knowledge necessary in order for them to access and use the ADMS on a go-forward basis. We recognize installation services revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" or SOP 97-2. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is probable. Under SOP 97-2, we determine whether a Service Agreement includes multiple elements as defined in Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," and, if so, whether vendor-specific objective evidence, or VSOE, of fair value exists for each of those elements. G/L setup, data conversion, forms programming and training are each separate deliverables with each having stand-alone value and revenue is recognized as the services are performed and completed, based upon the VSOE of fair value for each element. The VPN connection does not have stand-alone value and, therefore, VPN connection fee revenue is recognized over the expected period of performance under the customer Service Agreement.

         Service Agreements generally require the payment of non-refundable security deposits. These deposits are generally in an amount equal to 25% of the combined installation fees and represent security against the labor and travel related costs we will incur even if the contract is terminated prior to the completion of the installation process. These deposits are recorded as deferred revenue until the installation services are completed and invoiced. At that time, the deposits are recorded as payments against the related receivable and recognized as explained above.

         Post-installation Services provide the customer the right to continuous access to the latest version of the ADMS hosted on our servers, to have their data hosted and stored on our servers, to 24x7 maintenance and security of the servers, to post-contract phone technical support services, and to receive manufacturers' parts price updates. The post-installation services are available and billed on a month-to-month basis and also separately identified and priced on a customer's Service Agreement. Post-installation services fees are recognized ratably over the period that the services are performed.

         Hardware Sales include the sales of standard computer systems and peripherals and revenues are recognized when title passes upon shipment to the customer. Installation of the hardware and/or peripherals is not a required component of the Service Agreement.

         Consulting Services generally include fees charged for post-installation training and forms programming. We recognize consulting services fees under the percentage-of-completion method over the period in which the services are provided.

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

     o   Goodwill.   Management   annually   evaluates  goodwill  for  potential
         impairment indicators. If impairment indicators exist, the impairment is measured in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Management's judgment regarding the existence of impairment indicators are based on legal factors and market and operational conditions. Future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired. Goodwill is not amortized, but instead is subject to impairment tests quarterly.

     o Capitalization of Software Expense. Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by us are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Capitalized costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products. In addition, capitalized software costs are tested for impairment each year in accordance with SFAS No. 142.

     o Income Taxes. We apply the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities, at enacted tax rates expected to be in effect when such amounts are realized or settled. The deferred tax asset valuation allowance has been determined pursuant to the provisions of SFAS No. 109, including our estimation of future taxable income, where necessary, and is adequate to reduce the total net deferred tax asset to an amount that will more likely than not be realized. The valuation allowance is an accounting estimate being made by our management. We have considered all available negative and positive evidence in determining the amount of the valuation allowance.

Item 7.  Financial Statements

         Our financial statements and associated notes are set forth following the signature page beginning on Page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

         With the participation of our principal executive officer and principal financial officer, our management has, as required by Rule 13a-15(d) under the Exchange Act, determined that there were no changes during the fiscal year ended March 31, 2006 in our internal control over financial reporting that would materially affect, or would be reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

Directors

         Each director serves until the next annual meeting of stockholders and until his successor is duly elected and qualified. The following table sets forth certain information with respect to our directors.

              Name                        Age                       Position                       Director Since
----------------------------------     -----------    --------------------------------------    ---------------------
Alan Rudd                                  54         Chief Executive Officer, Chairman of      January 2000
                                                      the Board
Richard Holland                            45         President, Director                       November 2000

Paul Henriod                               53         Director                                  December 2004
Kent A. Misener                            54         Director                                  December 2004
Marc A. Fuller                             37         Director                                  August 2005

         The following paragraphs set forth certain biographical information about each of the directors:

         ALAN RUDD joined Arkona as Chairman and Chief Executive Officer on January 1, 2000. Rudd brings more than 25 years experience in the computer industry to the Company. From March 1996 to November 1999, Rudd was the Chief Executive Officer of Vinca Corporation, a Utah-based company that provided continuous availability software for Microsoft, Novell and IBM distributed network platforms. In recognition of his achievements at Vinca, Rudd was named Utah's 1999 Entrepreneur of the Year. Vinca was acquired by Legato Systems of Palo Alto, California in 1999.

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

         RICHARD HOLLAND joined Arkona as a director and Vice President in November 2000 and has been President of the Company since April 2001. Holland was formerly the President and co-founder of Ensign Information Systems, where he worked from 1994 to 2000, and has been designing and developing technology systems for more than 23 years. As co-founder of Ensign, Holland was the chief architect of our ADMS software.

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

         Holland has a Bachelor of Science Degree in Tax Accounting and Finance from the University of Utah. He is also a Certified IBM Professional.

         PAUL HENRIOD has served as a director of Arkona since December 2004. Henriod is the President of eReinsure, a leading provider of web-hosted technologies for the reinsurance industry. Prior to joining eReinsure in 2000, Henriod held several management positions with AON Insurance, including Managing Director of AON Technology Group, President of AON Risk Services of Utah and President of AON Risk Services of Colorado. Prior to AON, Henriod owned and managed ITA Insurance, one of the nation's leading insurance firms dedicated to the technology industry.

         KENT A. MISENER has served as a director of Arkona since December 2004. Since 1983, Misener has been the Treasurer and Chief Investment Officer of Deseret Mutual Benefit Administrators, with approximately $5 billion in assets under management. He is also a member of the board of directors of Deseret First Federal Credit Union CUSO and a member of the investment committees of various nonprofit corporations, including Intermountain Healthcare. Misener is a CFA Charter holder and a member of the Salt Lake City Society of Financial Analysts.

         Misener   has  a   Bachelor's   Degree  in   Economics   and   Business
Administration, as well as a Masters of Business Administration Degree from Utah State University.

         MARC A. FULLER has served as a director of Arkona since August 2005. Fuller joined Leucadia National Corporation, a diversified holding company engaged in a variety of business, in 1998. While at Leucadia, Fuller has held executive management positions at various operating companies including Chief Financial Officer for American Investment Bank. Fuller is currently the president of BIA Investments and serves on the boards of directors of Sangart, Inc., Chakshu Research and Goober Drilling. Prior to joining Leucadia, Fuller was an Associate at Robertson Coleman, a merchant bank based in San Francisco, as well as a financial analyst in the Corporate Finance Group for CS First Boston in New York.

         Fuller earned a Bachelor of Arts Degree in Economics from Brigham Young University in 1993 and a Masters of Business Administration Degree from Harvard University in 1998.

         No family relationship exists among any of our directors or executive officers.

Meetings and Committees

         During the fiscal year ended March 31, 2006, our Board of Directors held formal meetings and also met informally on numerous occasions to approve relevant matters by written consent. All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

Audit Committee

         In August 2005, the Board of Directors appointed an Audit Committee consisting of Marc A. Fuller (Chair), Paul Henriod, and Kent A. Misener. All members of the Audit Committee are independent according to Nasdaq's listing standards, and the Board of Directors of the Company has determined that the Audit Committee has one member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K. The person the Board of Directors has determined is an audit committee financial expert is Mr. Fuller

         We do not presently have a standing nominating committee or compensation committee. We do not have a nominating committee charter or a compensation committee charter. During fiscal year 2007, the Board expects to organize and adopt charters for such committees.

Executive Officers and Key Employees

         In addition to Messrs. Rudd and Holland, whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officers and key employees of the Company:

              Name                        Age                       Position                       Officer Since
----------------------------------     -----------    -------------------------------------     ---------------------

Blake Nielson                              46         Vice President of Client Services         November 2000


David D. Jenkins                           50         Vice President of Marketing               November 2003


Leland H. Boardman                         50         Vice President of Operations and          April 2005
                                                      Chief Financial Officer

Michael R. Critchfield                     38         Vice President of Sales                   January 2006

         BLAKE NIELSON has been the Vice President of Client Services of Arkona since November 2000. Nielson was a founder of Ensign Information Systems and brings over 18 years of experience in client services with other automotive industry related companies. Before joining Arkona, Nielson worked as Vice President of Operations for Ensign Information Systems from 1994 to 2000. Before joining Ensign, Nielson was the Regional Director of Client Services for Sunguard Business System, beginning in 1992. Prior to joining Sunguard, Nielson was Head of Client Services for Advanced Computer Systems, from 1990 to 1992. Nielson has a Bachelors Degree from Brigham Young University in Financial Planning and is an AS/400 Certified Specialist. He also served one term on the Internal Revenue Service Technology Committee.

         DAVID D. JENKINS has been Vice President of Marketing for Arkona since November 2003. Prior to joining Arkona, Jenkins worked for Vinca Corporation (and then its purchaser, Legato Systems, Inc.) for seven years managing the multi-OEM sales relationship with Novell. Jenkins has also had experience selling software to many large worldwide corporations including US Air, Northwest Airlines, Martin Marietta, Jet Propulsion Laboratories, Luxor Hotel and Casinos, and 3 Com Corporation. Jenkins has a Bachelors Degree from Utah State University and a Masters of Business Administration from Brigham Young University.

         LELAND H. BOARDMAN has been the Vice President of Operations and Chief Financial Officer of Arkona since April 2005. Boardman is a certified public accountant with more than 25 years of experience working with both public and private companies, as well as working in public accounting. Boardman most recently was the Vice President of Finance for Sorenson Medical, Inc., a privately-held manufacturer of disposable medical products, where he served for three years. Prior to working with Sorenson, Boardman served over eight years as the Chief Accounting Officer for Ballard Medical Products, a wholly-owned subsidiary of Kimberly Clark Corporation. Before joining Ballard, Boardman was a Senior Manager with Deloitte and Touche, LLC, an international public accounting firm, where he worked for over 12 years. Boardman holds a Bachelor's Degree in Accounting from the University of Utah.

         MICHAEL R. CRITCHFIELD has been the Vice President of Sales for Arkona since January 2006. Critchfield joined Arkona in July 2000 as Director of Sales. Prior to joining Arkona, he served in the U.S. Army and Utah National Guard with a background in Logistics and Counter Intelligence. He also served and managed in many sales and service capacities at Word Perfect, Novell, Corel, Vinca, Legato and Manage.com.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, as well as persons who beneficially own more than ten percent of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, we believe that no forms were delinquent or were not filed during the most recent fiscal year or prior years (to the extent not previously disclosed), except as follows:

          A Form 4 required to be filed by Marc A. Fuller on August 18, 2005 was filed on August 22, 2005.

Code of Ethics

         We have adopted the "Arkona Code of Ethics and Conduct," which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, and/or persons performing similar functions, as defined in Item 406 of Regulation S-B under the Securities Exchange Act of 1934. We post the Code of Ethics and Conduct and any amendments to or waivers from the Code Ethics on our website at www.arkona.com under "Investor Relations."

Item 10.  Executive Compensation

Summary Compensation Table

         The following table summarizes the compensation paid or accrued by us to or on behalf of our Chief Executive Officer, as well as our four most highly compensated executive officers, whose aggregate compensation for fiscal year 2006 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                              Long Term Compensation
                                                                        -----------------------------------
                                              Annual Compensation                Awards           Payouts
                                         ------------------------------          ------           -------
                                                               Other                 Securities
                                                              Annual    Restricted   Underlying              All Other
                                                              Compen-      Stock      Options/      LTIP      Compen-
          Name and                        Salary     Bonus    sation     Award(s)       SARs      Payouts     sation
     Principal Position         Year        ($)       ($)       ($)         ($)          (#)        ($)         ($)
----------------------------- ---------- ---------- -------- ---------- ------------ ------------ --------- ------------

Alan Rudd,                    03/31/06    276,500     --        --          --           --          --         --
Chief Executive Officer and   03/31/05    255,000     --        --          --           --          --     22,917 (1)
Chairman of the Board         03/31/04    215,625     --        --          --         250,000       --         --

Richard Holland,              03/31/06    225,000     --        --          --           --          --         --
President and Director        03/31/05    200,000     --        --          --           --          --         --
                              03/31/04    172,500     --        --          --        1,200,000      --         --

Blake Nielson,                03/31/06    152,000     --        --          --         150,000       --         --
Vice President of Client      03/31/05    142,083     --        --          --           --          --         --
Services                      03/31/04    123,333     --        --          --         250,000       --         --

David D. Jenkins,             03/31/06    143,500     --        --          --           --          --         --
Vice President of Marketing   03/31/05    132,500     --        --          --         100,000       --         --
                              03/31/04    117,545     --        --          --         85,000        --         --

Michael R. Critchfield,       03/31/06    152,000     --        --          --         150,000       --         --
Vice President of Sales       03/31/05    142,417     --        --          --         250,000       --         --
                              03/31/04    128,000     --        --          --         100,000       --         --

     (1) Represents $22,917 of deferred compensation from fiscal years 2001 and 2002, paid in fiscal year 2005.

Option Grants in Last Fiscal Year

         The following table sets forth individual grants of options to acquire shares of common stock made us to the Named Executive Officers during fiscal year 2006. No SARs were granted to any Named Executive Officer during fiscal year 2006.


                                      Number of         Percent of Total
                                     Securities        Options Granted to
                                 Underlying Options    Employees in Fiscal
             Name                      Granted                Year              Exercise Price       Expiration Date
-------------------------------  ------------------    -------------------      --------------       ---------------
Blake Nielson,
Vice President of Client             150,000 (1)              12.4%                  $0.65             10/01/2015
Services

Michael R. Critchfield,
Vice President of Sales              150,000 (1)              12.4%                  $0.65             10/01/2015

     (1) Such options become exercisable 25% per year on the anniversary date of the grant.

Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table provides information regarding options held and exercised by the Named Executive Officers as of March 31, 2006 and for the year then ended:



                                                           Number of Securities
                                                      Underlying Unexercised Options        Value of Unexercised
                                                                    at                    In-the-Money Options at
                        Securities     Aggregate              March 31, 2006                  March 31, 2006 (1)
                          Acquired       Value       ------------------------------- ---------------------------------
                        on Exercise    Realized        Exercisable    Unexercisable     Exercisable    Unexercisable
 Name and Position         (#)           ($)           Realized ($)         (#)             (#)              ($)
---------------------- ------------- -------------- --------------  ---------------- -------------- -----------------
Alan Rudd,
Chief Executive            n/a            n/a          175,000          75,000          $84,000         $36,000
Officer and Chairman                                 (2) 70,000                       (2) $26,600
of the Board

Richard Holland,
President and              n/a            n/a         1,340,000        260,000         $593,200         $124,800
Director                                             (2) 600,000                     (2) $228,000

Blake Nielson,
Vice President of          n/a            n/a          425,000         225,000         $179,000         $40,500
Client Services

David D. Jenkins,
Vice President of          n/a            n/a          312,000          85,500         $112,510         $17,040
Marketing                                            (2) 102,500                      (2) $38,950

Michael Critchfield,
Vice President of          n/a            n/a          270,000         330,000          $85,600         $39,900
Sales                                                (2) 25,000                       (2) $9,500

(1) On March 31, 2006, the closing sale price for a share of our common stock on the OTC Bulletin Board was $0.68. The value of each option is calculated as the difference between the exercise price and the closing sale price of our common stock.

(2) Represents options to purchase outstanding common stock for which the Company will not be required to issue any additional shares if such options are exercised. See "Item 12. Certain Relationships and Related Transactions."

Directors' Compensation

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

         Directors of the Company are entitled to participate in the Company's stock incentive plan. During the fiscal year ended March 31, 2006, the Company granted options to purchase 100,000 shares of its common stock to Marc A. Fuller. The options were granted August 1, 2005, have an exercise price of $0.65 and vest ratably over two years. No other options were granted to directors during fiscal year 2006.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         In connection with the purchase of the assets of Ensign Information Systems in November 2000, Arkona entered into an Employment Agreement (the "Holland Agreement") with Richard Holland, currently the President of the Company. The fixed term of the Holland Agreement has expired; however, parts of the Holland Agreement, including the confidentiality, non-competition and invention ownership provisions, continue to govern Mr. Holland's relationship with the Company.

         In connection with the purchase of the assets of Ensign Information Systems in November 2000, Arkona entered into an Employment Agreement (the "Nielson Agreement") with Blake Nielson, currently the Vice President of Client Services of the Company. The fixed term of the Nielson Agreement has expired; however, parts of the Nielson Agreement, including the confidentiality, non-competition and invention ownership provisions, continue to govern Mr. Nielson's relationship with the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth information, as of June 6, 2006, with respect to each person who beneficially owns more than 5% of the Company's outstanding common stock or Series B Convertible Preferred Stock, and information as to the ownership of common stock or Series B Convertible Preferred Stock by each person serving as a director or Named Executive Officer of the Company as of March 31, 2006. Except as otherwise indicated in the footnotes to this table, all shares are owned directly and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.


                                                                                         Beneficial Ownership of
                                           Beneficial Ownership of Common Stock          Series B Preferred Stock
                                          -------------------------------------     ---------------------------------
                                            Ownership Amount                        Ownership Amount
                                             and Nature of                           and Nature of
                                               Beneficial          Percentage          Beneficial         Percentage
  Name and Address of Beneficial Owner        Ownership(1)        Ownership(2)        Ownership(1)       Ownership(3)
----------------------------------------  ------------------     --------------     ----------------     ------------
Alan Rudd, CEO and Chairman of the Board
10757 River Front Parkway, #400
South Jordan, Utah  84095                     8,320,189(4)            21.5%               N/A                N/A


Richard Holland, President and Director
10757 River Front Parkway, #400
South Jordan, Utah   84095                    2,400,000(5)            6.2%                N/A                N/A


Blake Nielson, Vice
President of Client Services
10757 River Front Parkway, #400
South Jordan, Utah   84095                     753,000(6)             1.9%                N/A                N/A

David D. Jenkins, Vice President of
Marketing
10757 River Front Parkway, #400
South Jordan, Utah   84095                     440,000(7)             1.1%                N/A                N/A

Michael R. Critchfield, Vice President
of Sales
10757 River Front Parkway, #400
South Jordan, Utah  84095                     325,000(8)              0.8%                N/A                N/A

Paul Henriod, Director
1835 Laird Avenue
Salt Lake City, Utah  84108                 3,424,243(9)              8.9%                N/A                N/A

Kent A. Misener, Director
489 N. 1250 E.
Bountiful, Utah 84010                          50,000(10)             0.1%                N/A                N/A

Marc A. Fuller
25 G Street
Salt Lake City, Utah  84103                        0                   0%                 N/A                N/A

All officers and directors                  15,712,432               40.6%                 N/A               N/A

   5% Series B Preferred Stockholders
   (Who are not Executive Officers or
               Directors)

Larry Battison
P.O. Box 1465
Duncan, OK  73534                                 N/A                  N/A               50,000              8.7%

B. Joe Clayton 4600 Clinton Hwy.
Knoxville, TN  37912                              N/A                  N/A               50,000              8.7%

Chapman Automotive Group
6601 East McDowell Road
Scottsdale, AZ  85257                             N/A                  N/A               50,000              8.7%


                                                                                         Beneficial Ownership of
                                           Beneficial Ownership of Common Stock          Series B Preferred Stock
                                          -------------------------------------     ---------------------------------
                                            Ownership Amount                        Ownership Amount
                                             and Nature of                           and Nature of
                                               Beneficial          Percentage          Beneficial         Percentage
  Name and Address of Beneficial Owner        Ownership(1)        Ownership(2)        Ownership(1)       Ownership(3)
----------------------------------------  ------------------     --------------     ----------------     ------------

Donald Ray Herring
4225 W. Plano Parkway
Plano, TX  75093                                  N/A                  N/A               50,000              8.7%

Anne K. Swope
1100 North Dixie
Elizabethtown, KY  42701                          N/A                  N/A               75,000             13.0%

Robert Woodhouse
2171 S. Hwy. 30
Blair, NE  68008                                  N/A                  N/A               50,000              8.7%

Lance Pittack
P.O. Box 546
Blair, NE  68008                                  N/A                  N/A               50,000              8.7%

Paul Cech
P.O. Box 546
Blair, NE  68008                                  N/A                  N/A               50,000              8.7%

H2 Land Trust
P.O. Box 467
Pontiac, IL  61764                                N/A                  N/A              100,000             17.4%


(1) Beneficial ownership for each person holding options, warrants or other rights exercisable within 60 days of June 6, 2006 has been included as though the shares of common stock or Series B Convertible Preferred Stock issuable upon the exercise thereof, as applicable, were outstanding.

(2) The percentage indicated represents the number of shares of common stock, together with the number of shares of common stock subject to warrants and options to purchase common stock exercisable within 60 days held by the indicated person divided by the sum of (a) the number of shares subject to options and warrants to purchase common stock exercisable by such stockholder within 60 days of June 6, 2006 and (b) 32,492,323, which is the number of shares of common stock issued and outstanding as of June 6, 2006.

(3) The percentage indicated represents the number of shares of Series B Convertible Preferred Stock held by the indicated person divided by 575,000, which is the number of shares of Series B Convertible Preferred Stock issued and outstanding as of June 6, 2006.

(4) Includes 250,000 options granted under the Company's stock incentive plan that are exercisable within 60 days of the date of the table, 70,000 secondary options granted by stockholders of the Company (See "Item 12. Certain Relationships and Related Transactions") and 940,000 warrants to purchase common stock in connection with the issuance of convertible debt.

(5) Includes 1,600,000 options granted under the Company's stock incentive plan that are exercisable within 60 days of the date of the table and 600,000 secondary options granted by stockholders of the Company (See "Item 12. Certain Relationships and Related Transactions").

(6) Includes 500,000 options granted under the Company's stock incentive plan that are exercisable within 60 days of the date of the table.

(7) Includes 337,500 options granted under the Company's stock incentive plan that are exercisable within 60 days of the date of the table and 102,500 secondary options granted by stockholders of the Company (See "Item 12. Certain Relationships and Related Transactions").

(8) Includes 300,000 options granted under the Company's stock incentive plan that are exercisable within 60 days of the date of the table and 25,000 secondary options granted by stockholders of the Company (See "Item 12. Certain Relationships and Related Transactions").

(9)      Includes 1,409,092 warrants to purchase common stock.

(10) Includes 50,000 options granted under the Company's stock incentive plan that are exercisable within 60 days of the date of the table.

Item 12.  Certain Relationships and Related Transactions

         Certain founding stockholders of the Company obtained common stock in return for contributions and development of the Company's predecessor, Arkona, L.L.C., which was subsequently merged into the Company. These founding stockholders received a total of 7,523,000 shares of common stock and, then, collectively, entered into an agreement (the "Caldera Agreement") with Caldera Holdings, LLC ("Caldera"), wherein Caldera was given the right to grant secondary options to third parties with respect to 3,761,500 (subsequently reduced to 1,550,000) of such shares in order to encourage the development and increased productivity of the Company. Holders of the shares underlying the secondary options are entitled to dividends and distributions with respect to such shares until the options are exercised. However, Caldera has been granted dispositive voting power with respect to all shares subject to the Caldera Agreement with the founding shareholders so long as the Caldera Agreement remains in place. The right of Caldera to grant secondary options expired in January 2003; however, Caldera retains voting power with respect to the underlying shares. The secondary options have an exercise price of $.30 per share and expire prior to December 31, 2006. As an inducement to certain of the officers of Arkona to join the Company, Caldera granted secondary options to Alan Rudd (70,000 options), Richard Holland (600,000 options), David Jenkins (102,500 options) and Michael Critchfield (25,000 options).

Item 13.  Exhibits.


   Exhibit
    Number                       Title of Document                                  Location
---------------    ----------------------------------------------    ---------------------------------------

     3.1           Certificate of Incorporation, as amended          Incorporated   by   reference   to  the   Company's
                   to date                                           Quarterly  Report on Form 10-QSB filed with the SEC
                                                                     on August 14, 2003, File No. 0-24372

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

     10.3          Office Lease between RiverPark Three, LLC         Incorporated  by reference to the Company's  Annual
                   and the Company                                   Report on Form  10-KSB  filed  with the SEC on July
                                                                     14, 2005, File No. 0-24372

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

     23.1          Consent of Independent Registered Public          Filed herewith
                   Accounting Firm

     24.1          Power of Attorney                                 Set forth on the signature page hereof

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

     31.2          Certification of Chief Financial Officer          Filed herewith
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

     32.1          Certifications of Chief Executive Officer         Filed herewith
                   pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

     32.2          Certifications of Chief Financial Officer         Filed herewith
                   pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

         Audit Fees

         The Company's independent auditor for the years ended March 31, 2006 and 2005 was Mantyla McReynolds, LLC ("Mantyla"). The aggregate fees for audit services totaled $31,829 and $14,666 for the fiscal years ended March 31, 2006 and 2005, respectively.

         Audit Related Fees

         The aggregate fees for professional services rendered by Mantyla for audit related services were $16,936 and $4,375 for the years ended March 31, 2006 and 2005, respectively.

         Tax Fees

         The aggregate fees for tax related professional services rendered by Mantyla were $2,304 and $1,875 for the years ended March 31, 2006 and 2005, respectively.

         All Other Fees

         Mantyla did not provide to the Company any other material services during the years ended March 31, 2006 and 2005.

         Audit Committee Pre-Approval Policies

         The Audit Committee has established pre-approval policies and procedures that would not permit engagement of accountants to render audit or non-audit services without prior approval of the Audit Committee. As a result, all engagements of the independent auditors to render audit or non-audit services were approved by the Audit Committee.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ARKONA, INC.

                                   By:       /s/   Alan Rudd
                                        ----------------------------------------

                                            Alan  Rudd
                                            Chief Executive Officer

                                  Date: June 29, 2006
                                        ----------------------------------------

                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. Each person, whose signature to this Form 10-KSB appears below, hereby constitutes and appoints Alan Rudd and Leland H. Boardman, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

                    Signature                                      Title                             Date
                    ---------                                      -----                             ----


         /s/ Alan Rudd                             Chief Executive Officer and               June 29, 2006
--------------------------------------------       Director (Principal Executive
   Alan Rudd                                         Officer)


         /s/ Richard Holland                       President and Director                    June 29, 2006
--------------------------------------------
   Richard Holland


         /s/ Leland H. Boardman                    Chief Financial Officer                   June 29, 2006
--------------------------------------------         (Principal Financial and
   Leland H. Boardman                                 Accounting Officer)



        /s/ Mark A. Fuller                         Director                                  June 29, 2006
--------------------------------------------
   Marc A. Fuller

        /s/ Paul Henriod                           Director                                  June 29, 2006
--------------------------------------------
   Paul Henriod

        /s/ Kent A. Misener                        Director                                  June 29, 2006
--------------------------------------------
   Kent A. Misener

                                  Arkona, Inc.

                                 March 31, 2006

             Report of Independent Registered Public Accounting Firm

                                       and

                              Financial Statements




                                  Arkona, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Balance Sheet as of March 31, 2006...........................................F-4

Statements of Operations for the Years Ended
       March 31, 2006 and 2005 (as restated).................................F-6

Statements of Stockholders' Equity for the Years Ended
       March 31, 2006 and 2005 (as restated).................................F-7

Statements of Cash Flows for the Years Ended
       March 31, 2006 and 2005 (as restated).................................F-8

Notes to Financial Statements...............................................F-10

                                  Arkona, Inc.



             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders of Arkona, Inc.:

We have audited the accompanying balance sheet of Arkona, Inc., as of March 31, 2006 and the statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2006 and 2005 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkona, Inc., as of March 31, 2006 and the results of operations and cash flows for the years ended March 31, 2006 and 2005 (as restated), in conformity with accounting principles generally accepted in the United States of America.


/s/ MANTYLA McREYNOLDS, LLC
------------------------------
MANTYLA McREYNOLDS, LLC
Salt Lake City, Utah
May 18, 2006


                                  Arkona, Inc.
                                  Balance Sheet
                                 As of March 31,


                                                                        Notes                    2006
ASSETS
Current Assets:
     Cash and Cash Equivalents                                             1                 $  570,766
     Accounts Receivable, including unbilled amounts
         of $111,470 (less allowance for doubtful
         accounts of $25,000)                                              1                    902,060
     Prepaid Expenses                                                                            73,693
     Notes Receivable - current portion                                    1                     77,324
     Other                                                                                        4,170
                                                                                             ----------
     Total Current Assets                                                                     1,628,013
                                                                                             ----------
Property and Equipment - net                                               5                    623,505
                                                                                             ----------
Other Assets:
     Deferred Tax Asset                                                 1, 2, 14              1,560,000
     Capitalized Software Costs - net                                     1, 3                1,215,041
     Goodwill                                                              6                    156,622
     Intellectual Property                                                 6                     76,420
     Security Deposits                                                     8                     75,690
     Notes Receivable                                                      1                     40,192
                                                                                             ----------
     Total Other Assets                                                                       3,123,965
                                                                                             ----------

Total Assets                                                                                 $5,375,483
                                                                                             ==========


See accompanying notes to financial statements



                                  Arkona, Inc.
                                  Balance Sheet
                                 As of March 31,


                                                                         Notes                2006
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                                     $    159,901
     Accrued Liabilities                                                                       411,560
     Deferred Contract Revenue                                        1                        207,417
     Note Payable to Related Party                                   13                         50,000
     Current Portion Long-Term Notes Payable                         13                         62,563
                                                                                          ------------
     Total Current Liabilities                                                                 891,441
                                                                                          ------------

Long-Term Notes Payable                                              13                        166,123
                                                                                          ------------

Total Liabilities                                                                            1,057,564
                                                                                          ------------
Stockholders' Equity:                                            10, 11, 12
     Preferred Stock ($.001 par value; authorized
         10,000,000 shares; issued and outstanding
         575,000 shares)                                              7                            575
     Common Stock ($.001 par value; authorized
         75,000,000 shares; issued and outstanding
         32,489,670)                                                  7                         32,490
     Additional Paid-In Capital                                                             23,479,767
     Unearned compensation - stock options                            9                         (5,848)
     Accumulated Deficit                                             9, 14                 (19,189,065)
                                                                                          ------------
     Total Stockholders' Equity                                                              4,317,919
                                                                                          ------------

Total Liabilities & Stockholders' Equity                                                  $  5,375,483
                                                                                          ============



See accompanying notes to financial statements


                                  Arkona, Inc.
                            Statements of Operations
                          For the Years Ended March 31,

                                                       Notes              2006              2005
                                                                                       (as restated)
Revenues:                                              1, 14
     Installation Services                                            $  3,735,327      $  2,697,467
     Post-Installation Services                                          5,783,424         3,997,133
     Hardware Sales                                                      1,026,373           335,648
     Consulting Services                                                   578,525           264,435
     Other                                                                   6,149            14,247
                                                                      ------------      ------------
     Total Revenues                                                     11,129,798         7,308,930
Cost of Sales                                        1, 3, 4             5,858,545         4,249,865
                                                                      ------------      ------------
Gross Profit                                                             5,271,253         3,059,065

Operating Expenses:                                  1, 4, 5
     Sales, Marketing & General
         Administrative                                                  3,478,072         2,690,208
     Research & Development                                                962,708           660,760
                                                                      ------------      ------------
     Total Operating Expenses                                            4,440,780         3,350,968
                                                                      ------------      ------------
Income (Loss) from Operations                                              830,473          (291,903)
Other (Expense) Income - net                                                (9,411)           46,847
                                                                      ------------      ------------
Income (Loss) Before Income Taxes                                          821,062          (245,056)
Income Tax Benefit                                   1, 2                1,244,000           152,682
                                                                      ------------      ------------
Net Income (Loss)                                                     $  2,065,062      $    (92,374)
                                                                      ============      ============
Basic Earnings per Common Share:                     15
     Income (Loss) from Operations                                    $      0.026      $     (0.009)
     Net Income (Loss)                                                $      0.064      $     (0.003)
     Average Number of Shares
           Outstanding                                                  32,278,717        31,956,688
Diluted Earnings per Common Share:                   15
     Income (Loss) from Operations                                    $      0.021      $     (0.009)
     Net Income (Loss)                                                $      0.053      $     (0.003)
     Average Number of Shares
           Outstanding                                                  39,236,273        31,956,688


See accompanying notes to financial statements

                                  ARKONA, INC.
                  Statements of Stockholders' Equity/(Deficit)
                          For the Years Ended March 31,
                                  (split table)


                                                                                       Additional
                          Preferred       Preferred        Common         Common        Paid-In
                            Shares          Stock          Shares          Stock        Capital
                          ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2004        575,000   $        575     31,565,670   $     31,566   $ 23,188,211

Prior period adjustment -
see Note 14                       --             --             --             --             --

Issued shares for
options exercised at
$.20 and $.30 per share           --             --          474,000            474        127,726

Issued shares for cash
and services at $.40
to $.51 per share                 --             --          130,000            130         52,420

Unearned compensation             --             --             --             --           26,275

Compensation earned               --             --             --             --             --

Stock investment
write-off                         --             --             --             --             --

Net income                        --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2005        575,000   $        575     32,169,670   $     32,170   $ 23,394,632

Issued shares for options
exercised at $.20 to $.66
per share                         --             --          320,000            320         98,010

Unearned compensation             --             --             --             --            1,100

Compensation earned               --             --             --             --             --

Options forfeited                 --             --             --             --          (13,995)

Net loss                          --             --             --             --             --
                          ------------   ------------   ------------   ------------   ------------

Balance March 31, 2006        575,000    $        575     32,489,670   $     32,490   $ 23,479,967





See accompanying notes to financial statements

                                     F-6(A)

                                  ARKONA, INC.
                  Statements of Stockholders' Equity/(Deficit)
                          For the Years Ended March 31,
                             (split table concluded)


                              Unearned      Accumulated
                            Compensation     Unrealized                       Total
                                - Stock       Losses on      Accumulated    Stockholders'
                                Options      Investments      Deficit     Equity/(Deficit)
                            ------------    ------------    ------------  ----------------
Balance, March 31, 2004             --      $    (16,942)   $(19,698,942)   $  3,504,468

Prior period adjustment -
see Note 14                         --              --        (1,462,811)     (1,462,811)

Issued shares for
options exercised at
$.20 and $.30 per share             --              --              --           128,200

Issued shares for cash
and services at $.40
to $.51 per share                   --              --              --            52,550

Unearned compensation            (26,275)           --              --              --

Compensation earned                6,918            --              --             6,918

Stock investment
write-off                           --            16,942            --            16,942

Net loss                            --              --           (92,374)        (92,374)
                            ------------    ------------    ------------    ------------
Balance, March 31, 2005     $    (19,357)   $       --      $(21,254,127)   $  2,153,893

Issued shares for options
exercised at $.20 to $.66
per share                         --                --              --            98,330

Unearned compensation             (1,100)            --              --              --

Compensation earned                8,955            --              --             8,955

Options forfeited                  5,654            --              --            (8,321)

Net income                          --              --         2,065,062       2,065,062
                            ------------    ------------    ------------    ------------

Balance March 31, 2006      $     (5,848)   $       --      $(19,189,065)   $  4,317,919




See accompanying notes to financial statements.


                                      F-6(B)

See accompanying notes to financial statements


                                  Arkona, Inc.
                            Statements of Cash Flows
                          For the Years Ended March 31,
                                                             2006           2005
                                                                        (as restated)
                                                         -----------    ------------
Cash Flows from Operating Activities:
     Net Income (Loss)                                   $ 2,065,062    $   (92,374)
     Adjustments to Reconcile Net Income
         (Loss) to Net Cash Provided by Operating
         Activities:
            Depreciation Expense                             195,620        115,760
            Amortization Expense                             302,678        248,181
            Bad Debt (Write Offs)                            (50,000)       (10,134)
            Loss on Asset Disposition                            323
            Stock Compensation Expense (Income)                  634          6,918
            Realized Gain on Investments                        --          (55,973)
            Deferred Income Tax Benefit                   (1,248,000)      (156,000)
            Decrease (Increase) in Accounts Receivable      (387,634)       (19,690)
            Decrease (Increase) in Prepaid Expenses          (73,693)        11,621
            Decrease (Increase) in Other                      16,421         21,077
            Decrease (Increase) in Notes Receivable         (117,516)          --
            Decrease (Increase) in Security Deposits          46,390        (42,500)
            Increase (Decrease) in Accounts Payable            3,825         (1,703)
            Increase (Decrease) in Accrued Liabilities       169,792         45,292
            Increase (Decrease) in Deferred Revenue            7,091         61,307
                                                         -----------    -----------
     Net Cash Provided by Operating Activities               930,993        131,782
                                                         -----------    -----------
Cash Flows from Investing Activities:
     Acquisition of Property and Equipment                  (459,638)      (254,792)
     Cash from Sale of Intangible Asset                      100,000
     Software Development Costs                             (368,784)      (378,400)
                                                         -----------    -----------
     Net Cash Used in Investing Activities                  (828,422)      (533,192)
                                                         -----------    -----------
Cash Flows from Financing Activities:
     Net increase in Notes Payable                           228,686           --
     Proceeds from Issuance of Common Stock                   98,330        180,750
                                                         -----------    -----------
     Net Cash Provided by Financing Activities               327,016        180,750
                                                         -----------    -----------
Net Increase (Decrease) in Cash                              429,587       (220,660)

Beginning Cash and Cash Equivalents Balance                  141,179        361,839
                                                         -----------    -----------
Ending Cash and Cash Equivalents Balance                 $   570,766    $   141,179
                                                         ===========    ===========



See accompanying notes to financial statements


                                  Arkona, Inc.
                            Statements of Cash Flows
                          For the Years Ended March 31,


                                                            2006             2005
Supplemental Disclosure Information:
     Cash Paid for Interest                              $     17,275   $      9,126
     Cash Paid for Income Taxes                          $      3,318   $      3,695








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

        Income Taxes - The Company applies the provisions of SFAS #109, "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

        Net Income (Loss) Per Common Share - In accordance with SFAS #128, "Earnings per Share" basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.

        Cash & Cash Equivalents - For purposes of the statements of cash flows, the Company considers cash on deposit in banks and other unrestricted investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances in a local financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2006, the Company had cash in excess of the insured amounts at this institution totaling $301,926.

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

       Revenue Recognition - During the course of business, the Company recognizes revenue from the following activities: Installation Services; Post-installation Services; Hardware Sales; and Consulting Services.

       Installation Services include fees for G/L setup, data conversion, VPN connection, forms programming, and training. Each of these activities are separately stated on a customer's Sales and Service Agreement (the "Service Agreement") and individually priced. The Installation Service is generally performed over a four (4) week period and provides a customer with the tools and knowledge necessary in order for them to access and use the ADMS on a go-forward basis. The Company recognizes installation services revenue in accordance with American Institute of Certified
       Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is probable. Under SOP 97-2, the Company determines whether a Service Agreement includes multiple elements as defined in Emerging Issues Task Force ("EITF") #00-21, "Revenue Arrangements with Multiple Deliverables," and, if so, whether vendor-specific objective evidence ("VSOE") of fair value exists for each of those elements. G/L setup, data conversion, forms programming and training are each separate deliverables with each having stand-alone value and revenue is recognized as the services are performed and completed, based upon the VSOE of fair value for each element. The VPN connection does not have stand-alone value and, therefore, VPN connection fee revenue is recognized over the expected period of performance under the customer Service Agreement.

       Service Agreements generally require the payment of non-refundable security deposits. These deposits are generally in an amount equal to 25% of the combined installation fees and represent security against the labor and travel related costs the Company will incur even if the contract is terminated prior to the completion of the installation process. These deposits are recorded as deferred revenue until the installation services are completed and invoiced. At that time, the deposits are recorded as payments against the related receivable and recognized as explained above.

       Post-installation Services provide the customer the right to continuous access to the latest version of the ADMS hosted on the Company's servers, to have their data hosted and stored on the company's servers, to 24x7 maintenance and security of the servers, to post-contract phone technical support services, and to manufacturers' parts price updates. The post-installation services are available and billed on a month to month basis and also separately identified and priced on a customer's Service Agreement. Post-installation services fees are recognized ratably over the period that the services are performed.

       Hardware Sales include the sales of standard computer systems and peripherals and revenues are recognized when title passes upon shipment to the customer. Installation of the hardware and/or peripherals is not a required component of the Service Agreement.

       Consulting Services generally include fees charged for post-installation training and forms programming. The Company recognizes consulting services fees under the percentage-of-completion method over the period in which the services are provided.

       Accounts and Notes Receivable - The Company regularly reviews receivables and records an allowance for doubtful accounts based on a specific identification basis for those accounts that they consider to be uncollectible. As of March 31, 2006, the allowance for doubtful accounts was $25,000.

       During fiscal year 2006, the Company financed several customer installations on long-term notes. Accordingly, the Company has recorded the principal payments that extend into future periods as non-current assets. The Company believes these notes are fully collectible.

       Revenues earned on contracts in progress in excess of billings are classified as current assets and included in Accounts Receivable.

       Software Development Costs - Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by the Company are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS #86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Capitalized software costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the established economic life of the products (determined to be five years). In addition, with the issuance of SFAS #142, "Goodwill and Other Intangible Assets", capitalized software costs are tested for impairment each quarter along with other intangible assets. If impairment is determined, the amount of the impairment is written off in that period.

       Advertising Costs - Advertising costs are charged to expense as services are provided. For the years ended March 31, 2006 and 2005, the Company expensed $106,724 and $34,584, respectively, in advertising related costs.

       Reclassifications - Certain reclassifications have been made to prior year balances in order to conform to current year classifications.

       Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS #123(R), "Share-Based Payments." SFAS #123(R) amends SFAS #123, "Accounting for Stock-Based Compensation," and APB #25, "Accounting for Stock Issued to Employees." SFAS #123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a rule allowing small business issuers to delay implementation of this statement until the beginning of their first fiscal year after December 15, 2005 rather than at the interim period. The Company will implement this pronouncement effective April 1, 2006.

       In December 2004, the FASB issued SFAS #153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion #29." The guidance in APB #29,
       "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance, however, included certain exceptions to that principle. SFAS #153 amends APB #29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of SFAS #153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of the standard is not expected to have a material effect on the company's results of operations of financial position.

       In May 2005, the FASB issued SFAS #154, "Accounting Changes and Error Corrections," which replaces APB Opinion #20, "Accounting Changes," and supersedes FASB #3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB #28." SFAS #154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS #154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS #154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS #154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

       In February 2006, the FASB issued SFAS #155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements #133 and #140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

       In  March  2006,  the  FASB  released  statement  #156,  "Accounting  for
       Servicing of Financial Assets, an amendment of FASB #140." SFAS #156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS #140 be initially measured as fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. This statement is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations of financial position.

2.     Income Taxes

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at March 31, 2006, are presented below.

       Deferred Tax Assets:
          Net operating loss carry forward                    $ 5,398,998
          Intangibles, due to differences in
             amortization                                          70,034
                                                              ---------------
         Gross Deferred Tax Assets                              5,469,032
          Less valuation allowance                             (3,571,949)
                                                              ---------------
          Total Deferred Tax Assets                             1,897,083

       Deferred Tax Liabilities:
          Capitalized software costs, due to
             differences in amortization                         (330,099)
          Property and equipment, due to
             differences in depreciation                           (6,984)
                                                              ---------------
       Total Net Deferred Tax Assets                          $ 1,560,000
                                                              ===============

       Current Net Deferred Tax Assets                        $         0
       Long Term Net Deferred Tax Assets                        1,560,000
                                                              ---------------
       Total Net Deferred Tax Assets                          $ 1,560,000
                                                              ===============

       The deferred tax asset valuation allowance decreased $1,598,005 from the previous year's account balance. The allowance has been determined pursuant to the provisions of SFAS #109, including the Company's estimation of future taxable income, where necessary, and is adequate to reduce the total net deferred tax asset to an amount that will more likely than not be realized. The valuation allowance is an accounting estimate being made by management. Management has considered all available negative and positive evidence in determining the amount of the valuation allowance.

        Reconciliation between income taxes at statutory tax rates (39%) and the actual income tax provision from continuing operations are as follows:

                                                                                   03/31/2006     03/31/2005
       Expected provision (benefit) based
          on statutory rates                                                      $   308,389    $  (118,507)
       Effect of:
          Change in valuation allowance                                            (1,598,005)       (63,332)
          Minimum state franchise tax                                                   4,000          3,318
          Nondeductible differences                                                    41,616         25,839
                                                                                  -----------    -----------
       Provision (Benefit) for Income Tax                                         $(1,244,000)   $  (152,682)
                                                                                  ===========    ===========

       The components of the provision (benefit) for income tax are as follows:

                                                                                   03/31/2006     03/31/2005
       Current provision (benefit):
          Federal                                                                 $   231,919    $  (156,879)
          State                                                                        38,106        (19,753)

       Deferred provision (benefit):
          Federal                                                                  (1,319,919)        20,879
          State                                                                      (194,106)         3,071
                                                                                  -----------    -----------
Provision (Benefit) for Income Tax                                                $(1,244,000)   $  (152,682)
                                                                                  ===========    ===========

        Net operating loss carry forwards expire thru 2025. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of March 31, 2006 will be reported as a reduction of income tax expense from continuing operations.

3.      Capitalized Software Costs

        The  Company  capitalizes  certain  costs  of  developing  its  software products in accordance with SFAS #86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization expense, charged to cost of sales, totaled $302,678 and $248,181 for the years ended March 31, 2006 and 2005, respectively. For the year ended March 31, 2006, capitalized software costs and accumulated amortization was as follows:

                                                               2006

                  Capitalized Software Costs               $ 1,990,146
                  Accumulated Amortization                    (775,105)
                                                           -----------
                  Net                                      $ 1,215,041
                                                           ===========

4.      Operating Leases

        The Company has an operating lease for its office facilities which expires July 31, 2010. The following table summarizes the remaining obligation under the operating lease.

                     Year                                Minimum
                    Ending                           Lease Payments
                  03/31/2007                            $   475,056
                  03/31/2008                                487,556
                  03/31/2009                                500,052
                  03/31/2010                                512,552
                  03/31/2011                                172,240
                                                        -----------
                  Total                                 $ 2,147,456
                                                        ===========

        Rent expense under the facility lease was $396,718 and $277,093 for the years ended March 31, 2006 and 2005, respectively.

        The Company has operating leases with a major vendor for computer server equipment. The terms require payments, on a month-to-month basis, in amounts approximating $4,500. Upon written notice, the Company is able to return or exchange the equipment at its option.

5.      Property and Equipment

        Property and equipment are summarized by major classifications as follows:

                                                       2006       Method / Life
                  Office Furniture                $   342,290         SL / 5
                  Computer Software                   195,293         SL / 3
                  Computer Equipment                  931,051         SL / 3
                  Leasehold Improvements                9,235         SL / 5
                  Automobile                           16,403         SL / 5
                                                  -----------
                  Total                             1,494,272
                  Accumulated Depreciation           (870,767)
                                                  -----------
                  Net                             $   623,505
                                                  ===========

        Depreciation expense was $195,620 and $115,760 for the years ended March 31, 2006 and 2005, respectively. The Company has property and equipment that serves as collateral on capital leases in the amount of $248,486. Accumulated depreciation on this equipment totals $14,842 as of March 31, 2006.

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

        With the acquisition of Ensign, the Company recorded goodwill of $313,244. Through fiscal year 2002 and into fiscal year 2003, the Company had amortized $156,622, or half of the original book balance. In addition, the Company acquired from Ensign intellectual property related to the core management system software of $305,682. Through fiscal year 2002 and into fiscal year 2003, the Company had amortized $229,262 of the asset. In fiscal year 2003, the Company adopted SFAS #142,"Goodwill and Other Intangible Assets". This statement eliminates the amortization of goodwill and other intangible assets and requires the Company to test the assets for impairment, which the Company performs on a quarterly basis. Based on management's analysis and testing for impairment, no adjustment in the asset values was recorded for the year ended March 31, 2006.

7.      Preferred and Common Stock

        During fiscal year 2003, the Company raised $575,000 by selling 575,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") to unrelated parties at $1.00 per share. Each Preferred Stock share is convertible to five (5) common shares at the option of the preferred shareholder. Each Preferred Stock share receives the same dividends as common stock on an as converted basis.

        The Preferred Stock shares carry a liquidation preference equal to the price per share of the Preferred Stock, plus accrued and unpaid dividends on each share. In the event of a "liquidation," the balance of proceeds is paid to common stock. A merger, reorganization or other transaction in which control of the Company is transferred is treated as a liquidation. If not earlier converted into common stock, the Preferred Stock shares are redeemable with 30 days advance notice at the option of the Company after June 30, 2008.

        Each Preferred Stock share has one (1) vote and votes together as a class with common stock except that the Preferred Stock votes alone as a class for (i) any adverse change to the rights, preferences and privileges of the Preferred Stock, (ii) any increase or decrease in the number of authorized Preferred Stock shares.

        In December 2005, the stockholders of the Company voted in favor of amending the Company's Certificate of Incorporation, increasing the number of authorized common shares to 75,000,000.

8.      Security Deposits

        In conjunction with its facility lease obligation, the Company has placed a security deposit with its landlord totaling $42,500 as of March 31, 2006. In addition to the facility deposit, the Company has placed a security deposit for computer servers totaling $33,190.

9.      Stock Options and Warrants

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

        As of March 31, 2006, there were outstanding a total of 6,793,667 stock options to purchase Company common stock granted under the Plan, all of which have an exercise price of between $0.20 and $0.75 per share. Options granted under the Plan vest over a one to four year period. Of the options outstanding under the Plan, 4,650,667 are vested as of March 31, 2006.

        The Company applies the provisions of APB #25, "Accounting for Stock Issued to Employees" to stock option grants. Compensation cost is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders' equity, is amortized to expense over the vesting periods of the underlying stock options. Unearned compensation represents the intrinsic value of stock options granted but not yet vested. As of March 31, 2006, the Company had $5,848 in unearned compensation.

        For fiscal year 2006, the Company adopted only the disclosure provisions of SFAS #123, "Accounting for Stock Based Compensation" and applied APB #25 to stock options. To determine the pro forma impact of applying SFAS #123, the Company estimated the fair value of options using the Black-Scholes option valuation model. Assumptions used for the valuation model are set forth below:

                           Expected volatility factor         126.0%

                           Risk-free interest rate              3.0%

        The following table illustrates the effect on net income and net income per share if the provisions of SFAS #123 had been applied to stock-based incentives using the Black-Scholes valuation model:

                                                 Year Ended March 31,
                                                 2006            2005

           Net (loss), as reported           $ 2,065,062    $   (92,374)
           Add: stock-based employee
           compensation expense
           included in reported net income           634          6,918

           Deduct:  total stock-based
           employee compensation expense
           determined under fair value
           based method for all awards          (204,721)       (56,480)
                                             -----------    -----------
           Pro Forma Net Income (Loss)       $ 1,860,975    $  (141,936)
                                             ===========    ===========
          Net Income (Loss) Per Share:
             Basic - pro forma               $     0.058    $     0.004
             Diluted - pro forma             $     0.047    $     0.004

        Information on stock options and warrants outstanding as of March 31, 2006 and 2005 is as follows:


                                            Number of                     Weighted
                             Range of      Options and       Average       Average                    Weighted
              Year           Exercise        Warrants       Remaining     Exercise       Number        Average
             Ended            Prices       Outstanding        Life          Price      Exercisable      Price
            --------        ----------     -------------    ---------    ----------    ------------   ---------
            03/31/06        $0.20-0.75         9,142,759     90 mos.        $0.36         7,000,759     $0.36

            03/31/05        $0.20-0.65         8,420,759     90 mos.        $0.32         3,147,000     $0.32

       The Company issued an additional 1,311,000 options and warrants during the fiscal year end March 31, 2006. Options and warrants totaling 589,000 expired or were cancelled during the same period.

10.     401K Profit Sharing Plan

        The Company has an employee benefit program consisting of a 401K Profit Sharing Plan (the "401K Plan"). The 401K Plan provides for employees to contribute on a pretax basis, provides employer matching, and presents a broad portfolio of investment options to be selected by the employee. Employer matching contributions are made at the sole discretion of management. The Company has not contributed to the 401K Plan during the years ended March 31, 2006 or 2005.

11.     Related Party Transactions

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

12.     Preferred Stock Rights

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

13.     Notes Payable

        The Company has a demand note payable with a related party in the amount of $50,000. The note has an interest rate of 12% and is unsecured. The principal payments are at the discretion of the Company. During each of the years ended March 31, 2006 and 2005 the Company paid $6,000 in interest.

        The Company has an unused, unsecured line of credit (interest at prime) with a local bank in the amount of $250,000. The line of credit expires on September 30, 2006.

        The Company has long term capital lease obligations related to the purchase of office furniture and computers. The weighted average interest rate on these borrowings is 7.0%. The following table reflects the future minimum lease payments:

                     Year                          Minimum
                    Ending                      Lease Payments
                  03/31/2007                    $      62,563
                  03/31/2008                           63,046
                  03/31/2009                           50,534
                  03/31/2010                           38,945
                  03/31/2011                           13,598
                                                 ------------
                  Total                         $     228,686
                                                 ============

14.    Prior Period Adjustments

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

       As a result of the above review and as part of its enhancement of its internal controls and procedures related to financial statements, the financial staff of the Company reviewed and attempted to reconcile certain revenue, cash and other entries in the general ledger of the Company for fiscal years 2005 and 2004 with previously filed reports on Form 10-KSB. It was determined that certain reclassifications of expense items between cost of sales and operating expenses were necessary to properly reflect classifications adopted for fiscal year 2006.

       Finally, the Company has determined to restate downward the amount of the income tax benefit recorded in fiscal years 2005 and 2004.

       The effect on certain line items to the financial statements for fiscal year 2005, as reported with the Company's 10-KSB/A filed on November 16, 2005, affected by these adjustments is set forth below:

                                            03/31/05
              Deferred Tax Asset
                   As reported             $ 5,039,237
                   Net adjustments          (4,727,237)
                                           -----------
                   As amended              $   312,000

              Revenues
                   As reported             $ 7,254,661
                   Net adjustments              54,269
                                           -----------
                   As amended              $ 7,308,930

              Cost of Sales
                   As reported             $ 4,059,955
                   Net adjustments             189,910
                                           -----------
                   As amended              $ 4,249,865

              Operating Expenses
                   As reported             $ 3,545,418
                   Net adjustments            (194,450)
                                           -----------
                   As amended              $ 3,350,968

              Net Loss Before Tax
                   As reported             $  (303,865)
                   Net adjustments              58,809
                                           -----------
                   As amended              $  (245,056)

              Tax Benefit
                   As reported             $ 3,479,237
                   Net adjustments          (3,326,555)
                                           -----------
                   As amended              $   152,682

              Net Income (Loss)
                   As reported             $ 3,175,372
                   Net adjustments          (3,267,746)
                                           -----------
                   As amended              $   (92,374)

              Basic Earnings per Share
                   As reported             $     0.099
                   Net adjustments              (0.102)
                                           -----------
                   As amended              $    (0.003)

              Diluted Earnings per Share
                   As reported             $     0.082
                   Net adjustments              (0.085)
                                           -----------
                   As amended              $    (0.003)

15.     Earnings per share

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                             Year Ended March 31,
                                                             2006             2005

         Net Income (Loss)                               $  2,065,062   $    (92,374)
                                                         ============   ============
         Shares used in Basic per Share amounts:
            Weighted average common shares outstanding     32,278,717     31,956,688

         Shares used in Diluted per Share amounts:
            Diluted warrants and options                    2,875,000           --
           Dilutive preferred stock                         4,082,556           --
                                                         ------------   ------------
            Dilutive Weighted Average Common Shares
              Outstanding                                  39,236,273     31,956,688
                                                         ============   ============

         Basic Net Income (Loss) per Share               $      0.064   $     (0.003)
                                                         ============   ============

         Diluted Net Income (Loss) per Share             $      0.053   $     (0.003)
                                                         ============   ============
         Anti-dilutive Weighted Average Common Shares
            Outstanding                                       277,467      6,670,170
                                                         ============   ============

16.    Subsequent Events

       On May 10, 2006, the Company entered into an agreement with an investor relations firm. In connection with this agreement, the Company issued warrants to purchase 100,000 shares of the Company's restricted common stock in two separate series of 50,000 warrants each at $0.68 per share. The first series allows for 6,000 warrants to vest upon the signing of the agreement with the remaining shares vesting at 4,000 shares per month commencing on July 1, 2006 until fully vested. The second series of 50,000 shares vest based upon the following contingencies:

              12,500 shares vest on September 30, 2006, provided that the Company's stock price has been quoted at or above $1.00 at any time during any particular day for at least 20 days during the period June 30, 2006 to September 30, 2006.

              12,500 shares vest on December 31, 2006, provided that the Company's stock price has been quoted at or above $1.00 at any time during any particular day for at least 20 days during the period October 1, 2006 to December 31, 2006.

              12,500 shares vest on March 31, 2007, provided that the Company's stock price has been quoted at or above $1.00 at any time during any particular day for at least 20 days during the period January 1, 2007 to March 31, 2007.

              12,500 shares vest on June 30, 2007, provided that the Company's stock price has been quoted at or above $1.00 at any time during any particular day for at least 20 days during the period April 1, 2007 to June 30, 2007.