Form 10QSB/A
period 2006-03-31
ARKONA INC
filed 2006-07-20
CIK 925662

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 on
                                  FORM 10-QSB/A
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from _____________ to ______________

                         Commission File Number 0-24372

                                  ARKONA, Inc.
           ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       33-0611746
---------------------------------              ---------------------------------
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


                   10757 South River Front Parkway, Suite 400
                            South Jordan, Utah 84095
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 501-7100
                 ----------------------------------------------
                           (Issuer's telephone number)

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

As of August 13, 2004, there were issued and outstanding 31,631,823shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                                Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-QSB/A (this "Amendment") is being filed by Arkona, Inc. (the "Company") in order to amend Part II, Item 6 of the Form 10-QSB for the three-month period ended June 30, 2004, in order to file an unredacted copy of Exhibit 10.1 and in order to eliminate the reference to a confidential treatment request.


                           Part II--Other Information

Item 6.  Exhibits.


Exhibit Number                       Title of Document                                       Location
----------------    -----------------------------------------------------    ------------------------------------------
3.1                 Certificate of Incorporation, as amended to date         Incorporated by reference to the
                    (including Certificate of Designation for Series B       Company's Quarterly Report on Form
                    Preferred Stock)                                         10-QSB filed with the SEC on August 14,
                                                                             2003

3.2                 Bylaws                                                   Incorporated by reference to Company's
                                                                             registration statement on Form 10-SB,
                                                                             File No. 0-24372

4.1                 Specimen Stock Certificate                               Incorporated by reference to Company's
                                                                             registration statement on Form 10-SB,
                                                                             File No. 0-24372

4.2                 Rights Agreement dated December 22, 2000                 Incorporated by reference to the Current
                                                                             Report on form 8-K filed with the SEC on
                                                                             January 18, 2001

10.1                Patent Purchase Agreement                                Filed herewith

31.1                Section 302 Certification of Chief Executive Officer     Filed herewith

31.2                Section 302 Certification of Chief Financial Officer     Filed herewith

32.1                Section 906 Certification of Chief Executive Officer     Filed herewith

32.2                Section 906 Certification of Chief Financial Officer     Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf on July 20, 2006 by the undersigned, thereunto duly authorized.

                               Arkona, Inc.

July 20, 2006                  /s/ Alan Rudd
                               -----------------------------------
                               Alan Rudd, Chief Executive Officer

July 20, 2006                  /s/ Leland H. Boardman
                               ----------------------------------
                               Leland H. Boardman, Chief Financial Officer