Form 10QSB
period 2006-06-30
ARKONA INC
filed 2006-08-14
CIK 925662

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

{X} Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). (check one):  Yes { }     No {X}

As of August 1, 2006, there were issued and outstanding 32,502,323 shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ [     No [X]

 PART I - Item 1. Financial Statements

                                  ARKONA, INC.

                            Condensed Balance Sheets

                                                   30-Jun-06      31-Mar-06
                                                  (Un-audited)    (Audited
                                                                and Restated)
                                                ------------    ------------
 ASSETS

      Current Assets:
        Cash and cash equivalents               $    988,327    $    570,766
        Accounts receivable, net of allowance        674,207         904,001
        Prepaid expenses                              93,527          73,693
        Notes receivable - current portion            93,076          77,324
        Other                                          3,218           1,899
                                                ------------    ------------
     Total Current Assets                          1,852,355       1,627,683
                                                ------------    ------------
     Property & Equipment, net of
        accumulated depreciation                     654,671         623,505
                                                ------------    ------------
     Other Assets:
        Deferred tax assets                        1,596,400       1,560,000
        Capitalized software costs, net of
             accumulated amortization              1,311,159       1,215,041
        Other intangible assets, net of
           accumulated amortization                  233,042         233,042
        Security deposits                             75,690          75,690
        Long-term notes receivable                    44,508          40,192
                                                ------------    ------------
     Total Other Assets                            3,260,799       3,123,965
                                                ------------    ------------
TOTAL ASSETS                                    $  5,767,825    $  5,375,153
                                                ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts payable                        $    203,699    $    159,901
        Accrued liabilities                          377,428         411,230
        Deferred revenue - current portion           628,114         434,019
        Note payable - related party                  50,000          50,000
        Notes payable - current portion               76,363          62,563
                                                ------------    ------------
     Total Current Liabilities                     1,335,604       1,117,713
                                                ------------    ------------

     Long-term Notes Payable                         161,951         166,123
     Long-term Deferred Revenue                      290,063         287,743
                                                ------------    ------------
     Total Liabilities                             1,787,618       1,571,579
                                                ------------    ------------
     Stockholders' Equity:
        Preferred stock ($.001 par value)                575             575
        Common stock ($.001 par value)                32,494          32,490
        Additional paid in capital                23,543,650      23,479,767
        Unearned compensation                           --            (5,848)
        Accumulated deficit                      (19,596,512)    (19,703,410)
                                                ------------    ------------
     Total Stockholders' Equity                    3,980,207       3,803,574
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  5,767,825    $  5,375,153
                                                ============    ============


See notes to condensed financial statements.

                                  ARKONA, INC.

                       Condensed Statements of Operations

                                                  Three Months Ended
                                            ---------------------------
                                              30-Jun-06     30-Jun-05
                                             (Un-audited)   (Un-audited
                                                               and
                                                             Restated)
                                            ------------   ------------

Revenues                                    $  2,965,506   $  2,520,545

Cost of Sales                                  1,510,005      1,365,606
                                            ------------   ------------
Gross Profit                                   1,455,501      1,154,939
                                            ------------   ------------
Operating Expenses:
     Sales, marketing & general
         administrative                        1,168,773        740,189
     Research and development                    217,283        229,326
                                            ------------   ------------
Total Operating Expenses                       1,386,056        969,515
                                            ------------   ------------

Operating Income                                  69,445        185,424

Other Income (Expense)                             1,053         (1,701)
                                            ------------   ------------

Net Income Before Taxes                           70,498        183,723

Income Tax Benefit                                36,400        252,980
                                            ------------   ------------

Net Income                                  $    106,898   $    436,703
                                            ============   ============


Basic Earnings per Common Share:
     Operating Income                       $      0.002   $      0.006
     Net Income                             $      0.003   $      0.014
     Average Number of Shares Outstanding     32,491,692     32,170,384

Diluted Earnings per Common Share:
     Operating Income                       $      0.002   $      0.005
     Net Income                             $      0.003   $      0.011
     Average Number of Shares Outstanding     39,480,003     38,974,917



See notes to condensed financial statements.

                                  ARKONA, INC.

                       Condensed Statements of Cash Flows

                                                    Three Months Ended
                                               ---------------------------
                                                30-Jun-06     30-Jun-05
                                                (Un-audited)  (Un-audited
                                                                  and
                                                              Restated)
                                               ------------   ------------
Cash Flows Provided By Operating Activities:
     Net income                                $   106,898    $   436,703
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
         Depreciation and amortization             150,233        113,906
         Bad debt expense                           29,749           --
         Loss on asset disposition                     123           --
         Stock-based compensation                   67,335          2,190
         Deferred income tax                       (36,400)      (252,980)
         Changes in assets & liabilities:
              Accounts receivable                  200,045       (193,722)
              Prepaid expense                      (19,834)       (74,974)
              Security deposits                       --           (3,287)
              Notes receivable                     (20,068)
              Other assets                          (1,319)         3,499
              Accounts payable                      43,798        (25,244)
              Accrued liabilities                  (33,802)         8,617
              Deferred revenue                     196,415         54,006
                                               -----------    -----------
Net Cash Provided By Operating Activities          683,173         68,714
                                               -----------    -----------
Cash Flows Used In Investing Activities:
     Additions to equipment                        (97,052)       (35,504)
     Software development costs                   (180,588)       (85,017)
                                               -----------    -----------
Net Cash Used In Investing Activities             (277,640)      (120,521)
                                               -----------    -----------
Cash Flows Provided By Financing Activities:
     Proceeds from issuance of common stock          2,400          3,300
     Proceeds from notes payable                     9,628           --
                                               -----------    -----------
Net Cash Provided By Financing Activities           12,028          3,300
                                               -----------    -----------

Net Increase (Decrease) in Cash
     and Cash Equivalents                          417,561        (48,507)

Beginning Cash Balance                             570,766        141,179
                                               -----------    -----------
Ending Cash Balance                            $   988,327    $    92,672
                                               ===========    ===========

See notes to condensed financial statements.

                                  ARKONA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

We have prepared the accompanying condensed financial statements, without audit, according to the applicable regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the following disclosures are adequate and not misleading. These un-audited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in management's opinion, are necessary to present fairly the financial position and results of operations of Arkona, Inc. for the periods presented. It is suggested that these un-audited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

Note 2 - Concentration
----------------------

Our business is limited in that our products are currently specifically designed for customers in the automobile dealership industry. For this reason, if the industry environment were to experience significant negative conditions, we would also be affected. However, our products can meet customer needs in the powersports equipment and RV markets as well. We now have a small number of customers in the motorcycle, marine and RV markets. Our plan is to move into other vertical markets as soon as development allows. Sales of our products and services are not limited to any geographic area.

We maintain cash balances in a local financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000 each.

Note 3 - Significant Accounting Policies
----------------------------------------

(a)      Revenue Recognition

During the course of business, we recognize revenue from the following activities: Installation Services; Post-installation Services; Hardware Sales; and Consulting Services.

Installation Services include fees for G/L setup, data conversion, Virtual Private Network ("VPN") connection, forms programming, and training. Each of these activities are separately stated on a customer's Sales and Service Agreement ("Service Agreement") and individually priced. The Installation Service is generally performed over a four (4) week period and provides a customer with the tools and knowledge necessary in order for them to access and use the Arkona Dealer Management System ("ADMS") on a go-forward basis. We recognize installation services revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" or SOP 97-2. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is probable. Under SOP 97-2, we determine whether a Service Agreement includes multiple elements as defined in Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," and, if so, whether vendor-specific objective evidence, or VSOE, of fair value exists for each of those elements. G/L setup, data conversion, forms programming and training are each separate deliverables with each having stand-alone value and revenue is recognized as the services are performed and completed, based upon the VSOE of fair value for each element. The VPN connection does not have stand-alone value and, therefore, VPN connection fee revenue is deferred and recognized over the expected period of performance under the customer Service Agreement.

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

Post-installation Services provide the customer the right to continuous access to the latest version of the ADMS hosted on our servers, to have their data hosted and stored on our servers, to 24x7 maintenance and security of the servers, to post-contract phone technical support services, and to receive manufacturers' parts price updates. The post-installation services are available and billed on a month-to-month basis and also separately identified and priced on a customer's Service Agreement. Post-installation services fees are recognized ratably over the period in which the services are performed.

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

(b)  Income Taxes

We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities, at enacted tax rates expected to be in effect when such amounts are realized or settled.

(c)  Net Income per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," basic operating income and income per common share is computed using the weighted average number of common shares outstanding. Diluted operating income and income per common share is computed using the weighted average number of common shares outstanding plus dilutive common share equivalents outstanding during the period, computed using the treasury stock method.

(d)  Cash & Cash Equivalents

For purposes of the statements of cash flows, we consider cash on deposit in banks and other unrestricted investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(e) Use of Estimates in the Preparation of Financial Statements

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

(f)  Capitalization of Software Expense

Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed by us are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" until the product is available for general release to customers. Judgment is required in
determining  when  technological   feasibility  of  a  product  is  established.
Capitalized costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products. In addition, capitalized software costs are tested for impairment each year in accordance with SFAS No. 142.

(g)  Stock-Based Compensation

In December 2001, we established a stock incentive plan (the "Plan") to provide incentives to our directors, officers, employees and advisors to do business with the Company and to enable us to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-term success. The granting of options and other incentive awards is at the discretion of the Stock Option Committee of the Board. The Plan currently has authorized 9,000,000 shares for distribution.

As of June 30, 2006, there were outstanding a total of 6,720,667 stock options to purchase our common stock granted under the Plan, all of which have an exercise price of between $0.20 and $0.75 per share. Stock options granted under the Plan vest over a one to four year period. No options were granted during the three months ended June 30, 2006.

Prior to April 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of April 1, 2006.

Following the provisions of SFAS No. 123(R), we have adopted the modified prospective method of accounting and reporting for share-based payments and we recognize the related cost of an option over the period during which an employee is required to provide the requisite service. We have estimated the fair value of options using the Black-Scholes option valuation model. We use historical data to estimate the expected volatility and expected life. Assumptions used for the valuation model are set forth below:

     Expected volatility factor    126.0%     Average expected life (years)   3

     Risk-free interest rate         3.0%     Dividend yield                  0

For the quarter ended June 30, 2006, total stock-based employee compensation expense recognized was $67,335.

The following summarizes the stock-based employee compensation expense for the quarter ended June 30, 2005, had we adopted the provisions of SFAS No. 123(R):

         Net income, as restated                              $ 439,867

         Add:  Stock-based employee compensation
               included in reported net income                    2,190

         Deduct:  Stock-based employee compensation
                  determined under fair value based
                  method for all awards                         (18,858)
                                                             ----------
         Pro forma net income, as restated                    $ 423,199

(h)  Advertising Costs

Advertising costs are charged to expense as incurred.

(i)  Equipment

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

Note 4 - Prior Period Adjustments
---------------------------------

During the quarter ended June 30, 2006, we determined that the accounting for VPN connection fees was improperly reported in prior periods. We had recognized these fees over the installation and training period. In accordance with SAB Topic 13, these fees should have been recorded over the expected period of performance under the customers' Service Agreement.

During the last quarter of fiscal year end March 31, 2006, we determined that the accounting for the deferred tax valuation allowance was improper in prior periods and, therefore, we have restated downward the amount of the income tax benefit recorded during the fiscal year ended March 31, 2006 and prior.

The effect on certain line items of these prior period adjustments is set forth below:

                                                 FY               Qtr.
                                                Ended            Ended
                                              03/31/06         06/30/05
                                            -----------      -----------

Revenues
   As Previously Reported                   $11,129,798      $ 2,529,199
   Adjustment                                    82,373           (8,654)
                                            -----------      -----------
   Restated Amount                          $11,212,171      $ 2,520,545

Net Income Before Tax
   As Previously Reported                   $   821,062      $   193,404
   Adjustment                                    82,373           (9,681)
                                            -----------      -----------
   Restated Amount                          $   903,435      $   183,723

Tax Benefit
   As Previously Reported                   $ 1,244,000      $      -
   Adjustment                                     -              252,980
                                            -----------      -----------
   Restated Amount                          $ 1,244,000      $   252,980

Net Income
   As Previously Reported                   $ 2,065,062      $   193,404
   Adjustment                                    82,373          243,299
                                            -----------      -----------
   Restated Amount                          $ 2,147,435      $   436,703

Basic EPS
   As Previously Reported                   $     0.064      $     0.006
   Adjustment                                     0.003            0.008
                                            -----------      -----------
   Restated Amount                          $     0.067      $     0.014

Diluted EPS
   As Previously Reported                   $     0.053      $     0.005
   Adjustment                                     0.002            0.006
                                            -----------      -----------
   Restated Amount                          $     0.055      $     0.011

Deferred Tax Asset
   As Previously Reported                   $ 1,560,000      $ 5,039,237
   Adjustment                                     -           (4,474,257)
                                            -----------      -----------
   Restated Amount                          $ 1,560,000      $   564,980

Deferred Contract Revenue
   As Previously Reported                   $   207,417      $   245,678
   Adjustment                                   514,345          605,372
                                            -----------      -----------
   Restated Amount                          $   721,762      $   851,050

Note 5 - Subsequent Events
--------------------------

On May 10, 2006, we entered into a letter agreement with CCG Investor Relations with respect to their provision of investor relationship services for us. The agreement requires that, in addition to other consideration, we issue to Coffin Partners LLC (i) warrants to purchase 50,000 shares of our common stock at an exercise price of $.68 per share on or before March 31, 2009 (vesting 6,000 shares on issuance and 4,000 shares per month thereafter), and (ii) warrants to purchase 50,000 shares of common stock at an exercise price of $.68 per share on or before March 31, 2009 (vesting 25% on the last day of each calendar quarter, beginning with September 30, 2006, provided that the market price of our common stock has been above $1.00 for at least 20 days during that calendar quarter). All of the warrants contain a net exercise provision and benefit from "piggyback" registration rights. Such warrants were issued as of August 14, 2006.

Item 2.  Management's Discussion and Analysis

Overview

We primarily develop and market fully-integrated, on-demand business management solutions to new and independent automobile dealerships.

Our principle product is our Arkona Dealer Management Suite or "ADMS". The ADMS is an on-demand, software-based dealership management system that allows dealerships to manage substantially all aspects of their business operations, including sales, customer relationship management, accounting, parts, service, and financing. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS is that it is run on an Application Service Provider or "ASP" model. The ASP model bundles software, hardware, systems development, integration and management into one cost-effective offering. Under our ASP model, we provide the software and host customer data on servers at central locations, and customers use the software over the Internet. The ASP model may significantly reduce upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations by us. The dealership generally needs only standard personal computers with reliable Internet access. The ASP model reduces the need for technical computer personnel because the software and related hardware are managed by us at an offsite location. The ADMS integrates with most of the major automobile manufacturers and we continue to work towards integration with the remaining manufacturers.

We provide installation services, including G/L setup, data conversion, Virtual Private Network ("VPN") connection, forms programming and consultative training to employees of the dealerships who purchase the right to use of the ADMS. For a continuing monthly fee, we provide post-installation services, including continuous access to the latest version of the ADMS hosted on our servers, data hosting, technical support and 24x7 maintenance and security of the servers.

For all types of dealerships, we market our products primarily through regional sales representatives, in-house sales and marketing personnel and independent sales agents. We also market our products via trade shows, seminars, press releases, trade publications, customer referral programs, relationships with suppliers, automobile manufacturers and industry partners.

Our main target market is composed of new and independent (used-car) automobile dealerships. Because of operating similarities with automobile dealerships, we are expanding our target market to include dealers of RV, marine and powersports equipment. We estimate there are between 22,000 and 23,000 new car dealerships in the United States and over 60,000 independent car dealerships. We estimate there are approximately 6,000 dealers of powersports (motorcycle, ATV, watercraft/sportboats and snowmobiles) equipment.

The market for automobile dealer management systems is dominated by two major players: Automatic Data Processing, Inc. ("ADP") and Reynolds & Reynolds ("Reynolds"). According to a 2005 Woods & Seaton automotive retailing study, ADP and Reynolds together control about 80% of the market for automobile dealer management systems. ADP and Reynolds are large, well-financed organizations. They have good brand name recognition and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant hurdles for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller vendor with limited resources. Their ability to integrate their systems with all the major automobile manufacturers is highly appealing to large automobile dealerships selling automobiles from most of the major automobile manufacturers and especially automobile manufacturers with systems with which our ADMS cannot yet integrate. However, the price of ADP's and Reynolds' dealer systems is generally much higher than our price for the ADMS, and we believe that ADP and Reynolds' products generally do not reflect recent technological developments, including the ability to run on an ASP model. Our success in competing with ADP and Reynolds in the market for independent automobile dealerships supports this belief.

Explanation of Restatement

Historically, we have recognized VPN connection fee revenues at the time we completed our installation of our ADMS at the customer's dealership. Fees for this VPN connection, also referred to as a license fee, generally range from 0% to 20% of the total installation charge. Following discussions and analysis stemming from comments received from the SEC staff, we determined that VPN connection fees are not a separate deliverable (i.e., do not have stand-alone value) and, therefore, should be recognized over the expected period of performance under the customer Service Agreement, rather than upon the completion of installation.

We have recognized VPN connection fee revenue at the time installation is complete since commencing our ADMS business in late 2000. As a result of this change in accounting policy, revenue that was recognized in early periods is now being deferred and recognized ratably over the expected period of performance of the customer Service Agreement which, as of June 30, 2006, approximates 60 months - see "Note 4 - Prior Period Adjustments."

Results of Operations

Total revenues increased for the three months ended June 30, 2006 compared with 2005. Total revenues were $2,965,506 for the three months ended June 30, 2005, a 17.7% increase compared with $2,520,545 for the three months ended June 30, 2005. This increase continues to reflect the Company's success in penetrating the dealer management system market controlled by ADP and Reynolds. The combination of our products' superior features and capabilities, the ASP model's cost savings and efficiencies, our practice of not locking our customers into long-term contracts, as well as, our reputation for providing outstanding service and support contribute to the Company's continuing revenue growth. Revenues include one-time fees from installation services, including G/L setup, data conversion, VPN connection, forms programming and training; post-installation services, including on-going monthly support and maintenance fees, sales of hardware, and miscellaneous consulting fees.

Installation Services - Installation services revenues decreased $255,141 or 26.7%, from $954,169 for the three months ended June 30, 2005 to $699,028 for the three months ended June 30, 2006. We believe this decrease is attributable to several factors, although the magnitude of the effect of each factor is difficult to determine. Factors such as higher gas prices have resulted in lower domestic vehicle sales. This may be causing dealership management to delay capital investment decisions. In addition, there have been changes in the proposal process used throughout the rest of the dealer software industry. We believe this may have lengthened our sales cycle by as much as an additional 60 days. Overall we believe that these factors are affecting our sales process by increasing the general level of uncertainty amongst our target market. Rather than causing potential customers to decide to buy other systems, we believe these factors are causing potential customers to defer their purchase decisions for longer than was previously the case. We base this belief on the level of our sales orders in process or "funnel," which remains strong when compared to prior quarters.

Support and Maintenance - The main reason for growth in revenues overall was growth in our monthly support and maintenance revenues which increased $533,197 or 42.8%, from $1,245,800 for the three months ended June 30, 2005 to $1,778,997 for the three months ended June 30, 2006. This increase reflects growth of our customer base, both in new and independent automobile dealerships of all sizes. We now earn more than 60.0% of our revenues from recurring support and maintenance.

Hardware - Hardware revenues increased 7.7%, to $242,958, lower than historical increases due to the lower installation revenue for the quarter.

Consulting - Consulting fees increased 151.7%, to $246,192, reflective of an increasing customer base.

Cost of sales increased $144,399 or 10.6%, from $1,365,606 for the three months ended June 30, 2005 to $1,510,005 for the three months ended June 30, 2006. The increase in cost of sales is due primarily to having staffed appropriately for expected higher installations in the first quarter. Additionally, cost of sales increased because of the increased demand for post-installation support and training. As the number of installed dealerships increase, new employee training due to turnover at these dealerships increases and incoming calls to our customer support department increases. Margins on these activities are smaller than the margins on installation. As we expand our operations, we will maintain a priority on customer service.

Operating expenses, consisting of research and development, sales, marketing and general administrative expenses, increased $416,541 or 43.0%, from $969,515 for the three months ended June 30, 2005 to $1,386,056 for the three months ended June 30, 2006. We have significantly increased our sales capacity by opening sales offices in Texas, New York and Florida. We have increased the number of our engineering development staff in order for us to continue to focus on developing new and enhanced products. Administration costs have been impacted by the cost of accounting compliance with Sarbanes-Oxley and the cost of stock option compensation due to the implementation of SFAS 123(R).

Operating income was $69,445, or $.002 per diluted common share for the three months ended June 30, 2006, a decrease of $115,979 over the prior period operating income of $185,424, or $.005 per diluted common share. Excluding stock-based compensation expense of $67,335, operating income for the quarter was $136,780, a decrease of $48,644 over the prior period. There was no stock-based compensation expense included during the prior year quarter ended June 30, 2005. Included in net income for the three months ended June 30, 2006 and 2005 is the recognition of income tax benefits of $36,400 and $252,980, respectively, recorded to account for the future tax benefit from previous years' net operating losses. The recognition of profit for the first quarter, while lower than that of the previous year's quarter, reflects the impact of the deferral of installations.

Liquidity and Capital Resources

Our liquidity position is steadily improving. As of June 30, 2006 we had working capital of $516,751 compared to $509,970 as of March 31, 2006. We generated $683,173 of operating cash flow during the three months ended June 30, 2006. Cash and cash equivalents totaled $988,327 as of June 30, 2006, growing $417,561 during the quarter. Accounts receivable, net of allowance for bad accounts, totaled $674,207 as of June 30, 2006 compared to $904,001 as of March 31, 2006. Current liabilities totaled $1,335,604 as of June 30, 2006 compared to $1,117,713 as of March 31, 2006. Debt (principally from the utilization of long-term lease financing of equipment) remained consistent, at $288,314 as of June 30, 2006 and $278,686 as of March 31, 2006. During fiscal year ended March 31, 2006 we entered into a $250,000 line of credit agreement with a financial institution. As of June 30, 2006 we had not utilized any funds available under the line of credit.

In order to meet operating costs during the three months ended June 30, 2006, we relied upon cash provided from operations. There were no significant funds received from the sale of equity securities. We expect our revenues to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with planned expansion programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue. With respect to our planned future capital needs, we expect our recurring revenues and revenues from new installations to produce adequate cash flow to meet our costs.

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

The following table discloses aggregate information about our contractual obligations including office and equipment lease payments and the note payable, and the periods in which payments are due as of June 30, 2006:


                              Less Than
                   Total        1 Year      1-3 years    4-5 Years     After 5
---------------- ----------   ----------   ----------   ----------   ----------

Office Lease     $1,992,652   $  468,843   $1,481,527   $   42,282         --
---------------- ----------   ----------   ----------   ----------   ----------
Equipment Leases    238,314       76,363      158,522        3,429         --
---------------- ----------   ----------   ----------   ----------   ----------
Note Payable         50,000       50,000         --           --           --
---------------- ==========   ==========   ==========   ==========   ==========
Total            $2,280,966   $  595,206   $1,640,049   $   45,711      None



Capital expenditures, principally for computer related equipment, for the three months ended June 30, 2006 totaled $97,052. There are no planned capital expenditures for the upcoming quarter outside of normal operating equipment needs.

Critical Accounting Policies and Estimates

Management is basing this discussion and analysis of our financial condition and results of operations on our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, equipment capitalization of software costs and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

* Revenue Recognition - During the course of business, we recognize revenue from the following activities: Installation Services; Post-installation Services; Hardware Sales; and Consulting Services.

     Installation Services include fees for G/L setup, data conversion, VPN connection, forms programming, and training. Each of these activities are separately stated on a customer's Service Agreement and individually priced. The Installation Service is generally performed over a four (4) week period and provides a customer with the tools and knowledge necessary in order for them to access and use the ADMS on a go-forward basis. We recognize installation services revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" or SOP 97-2. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is probable. Under SOP 97-2, we determine whether a Service Agreement includes multiple elements as defined in Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," and, if so, whether vendor-specific objective evidence, or VSOE, of fair value exists for each of those elements. G/L setup, data conversion, forms programming and training are each separate deliverables with each having stand-alone value and revenue is recognized as the services are performed and completed, based upon the VSOE of fair value for each element. The VPN connection does not have stand-alone value and, therefore, VPN connection fee revenue is deferred and recognized over the expected period of performance under the customer Service Agreement.

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

     Post-installation Services provide the customer the right to continuous access to the latest version of the ADMS hosted on our servers, to have their data hosted and stored on our servers, to 24x7 maintenance and security of the servers, to post-contract phone technical support services, and to receive manufacturers' parts price updates. The post-installation services are available and billed on a month-to-month basis and also separately identified and priced on a customer's Service Agreement. Post-installation services fees are recognized ratably over the period in which the services are performed.

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

     * Equipment - We utilize significant amounts of equipment in providing service to our customers. We utilize straight-line depreciation for equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates.

     * Capitalization of Software Costs - Costs incurred to establish the technological feasibility of software products to be sold, leased or otherwise marketed are expensed as research and development. Once technological feasibility is established, costs are capitalized in accordance with SFAS No. 86 until the product is available for general release to customers. Capitalized costs, which consist primarily of payroll and benefits of both employees and outside contractors, have been amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products (determined to be five years). In addition, with the issuance of SFAS No. 142, capitalized software costs are tested for impairment each period and, if impairment is determined, the amount of impairment is written off in that period.

     * Income Taxes - We apply the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities, at enacted tax rates expected to be in effect when such amounts are realized or settled. As a result of net operating loss carry forwards, we expect to recognize income tax benefits in future periods.


     * Stock-Based Compensation - Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

The forward-looking statements contained in this report include plans and objectives of management for future operations, plans relating to the products and predictions regarding our economic performance. Assumptions applicable to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate. Therefore, we cannot assure that the results contemplated in any of the forward-looking statements contained herein will be realized. The impact of actual experience and business developments may cause us to alter our marketing, capital expenditure plans, or other budgets, which may in turn affect our results of operations. In light of the inherent uncertainties in forward-looking statements, the inclusion of any such statement does not guarantee that our objectives or plans will be achieved. Among other risk factors to consider are the factors identified in the subsection entitled "Factors That May Affect Future Results" below.

Factors That May Affect Future Results

Our short and long-term success is subject to certain risks, many of which are substantial in nature. The following risk factors should be carefully considered, in addition to other risks identified in this report, when evaluating an investment in our common stock. Any one of these factors could cause actual results of operations to differ materially from projected results.

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

         We may require additional capital to continue development of our products, pursue our expansion plan and fund our operations.
         -----------------------------------------------------------------------

We do not have a significant cash reserve. If we experience an unexpected need for cash, expand our operations in any significant way or otherwise need additional cash, we expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain such cash. If financing is needed, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to expand our operations, or to continue normal operations, may be limited.

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

         We are subject to various regulatory regimes, and may be adversely affected by allegations or determinations that we have not complied with governing rules and laws.
         -----------------------------------------------------------------------

We are subject to a variety of laws and regulatory regimes as a result of our status as a public company, in addition to those applicable to all businesses generally. Laws and rules governing public companies change frequently, and are often complex. In connection with such laws, we are subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect our execution of our business plan. In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws. In fact, we have recently filed Current Reports on Form 8-K indicating a need to restate certain financial statements from the fiscal years ended March 31, 2005 and 2006 and intervening quarters. Remedying such non-compliance has, during the last few months diverted, and may continue to divert additional financial and human resources. In addition, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.

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

         We rely on our intellectual property rights, and if we are unable to protect these rights, our business may be harmed.
         -----------------------------------------------------------------------
We regard our intellectual property, particularly our ADMS, as critical to our success, and we rely on copyright and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. In addition, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties. Although each of our employees and consultants is asked to enter into a confidentiality and invention agreement, such agreements may not be honored. We may be unable to protect effectively our rights to trade secrets and know-how which would harm our competitive position and operations.

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

         Software-based products tend to evolve rapidly, and our competitors may develop products that are technically superior to our products.
         -----------------------------------------------------------------------

Our primary product, the ADMS, is a software-based product. The market for software and software-based products is recognized for rapid technological developments, frequent new product introductions and evolving industry standards. The rapid evolution of software products requires that we continually improve the performance, features and reliability of our software, particularly in response to competitive offerings by other companies. We may not respond quickly, cost effectively and sufficiently to these developments.

In addition, the widespread adoption of new technologies or standards could require substantial expenditures to modify or adapt our products and services and which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our new software enhancements may contain design flaws or other defects that limit their marketability.

Research and development and discoveries by others may render some or all of our products or potential product offerings uncompetitive or obsolete. We compete with a number of entities that are currently developing and producing software products that compete with our current and proposed products. Many of these competitors have substantially greater capital resources, research and development capabilities, and production and marketing resources, capabilities and experience than we have available to us. These competitors may succeed in developing products that are more effective or less costly than any products that we may develop, or that gain market acceptance prior to any of our products, making market penetration or retention more difficult for us.

         Trading in our common stock is thin, and there is a limit to the liquidity of our common stock.
         -----------------------------------------------------------------------

Our common stock is quoted on the OTC Bulletin Board. The volume of trading in our common stock is limited and likely dominated by a few individuals. Because of the low volume of trading in our common stock, the price of our common stock may increase or decrease significantly as a result of a single trade by a single stockholder. In addition, the limited volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time without adversely affecting the market price. Consequently, an investor may find it more difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

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

         Obtaining additional capital through the sale of common stock would result in dilution of stockholder interests.
         -----------------------------------------------------------------------

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.


Changes in Internal Controls over Financial Reporting

With the participation of our principal executive officer and principal financial officer, our management has, as required by Rule 13a-15(d) under the Exchange Act, determined that there were no changes during the fiscal quarter ended June 30, 2005 in our internal control over financial reporting that would materially affect, or would be reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2006, we entered into a letter agreement with CCG Investor Relations with respect to their provision of investor relationship services for Arkona. The agreement requires that, in addition to other consideration, we issue to Coffin Partners LLC (i) warrants to purchase 50,000 shares of our common stock at an exercise price of $.68 per share on or before March 31, 2009 (vesting
6,000 shares on issuance and 4,000 shares per month thereafter), and (ii) warrants to purchase 50,000 shares of common stock at an exercise price of $.68 per share on or before March 31, 2009 (vesting 25% on the last day of each calendar quarter, beginning with September 30, 2006, provided that the market price of our common stock has been above $1.00 for at least 20 days during that calendar quarter). All of the warrants contain a net exercise provision and benefit from "piggyback" registration rights. Such warrants were issued as of August 14, 2006.

The offer and sale of such warrants, and the underlying shares, were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the holders confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the holders were provided with certain disclosure materials and all other information requested with respect to our company; (d) the holders acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed (and will be placed) on the agreements or certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits

See the Exhibit Index following the signature page hereof.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 14, 2006 by the undersigned thereunto duly authorized.

                                   ARKONA, Inc.

August 14, 2006                    /s/ Alan Rudd
                                   --------------------------------------------
                                   Alan Rudd, Chief Executive Officer


August 14, 2006                    /s/ Leland H. Boardman
                                   --------------------------------------------
                                   Leland H. Boardman, Chief Financial Officer

                                    EXHIBIT INDEX


   Exhibit
    Number                  Title of Document                      Location
------------  ----------------------------------------------    ----------------
4.1           Warrant to Purchase Common Stock                  Filed herewith

10.1          Stand-Alone Revolving Note                        Filed herewith

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