Form 10QSB
period 2006-09-30
ARKONA INC
filed 2006-11-13
CIK 925662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] ] Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (check one): Yes [ ] No [X]

As of November 1, 2006, there were issued and outstanding 32,573,670 shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

 PART I - Item 1. Financial Statements

                                  ARKONA, INC.

                            Condensed Balance Sheets

                                                  30-Sep-06      31-Mar-06
                                                (Un-audited)      (Audited)
                                                ------------    ------------
 ASSETS

      Current Assets:
        Cash and cash equivalents               $    973,616    $    570,766
        Accounts receivable, net of allowance        819,652         904,001
        Prepaid expenses                              93,462          73,693
        Notes receivable - current portion           114,315          77,324
        Other                                          9,346           1,899
                                                ------------    ------------
     Total Current Assets                          2,010,391       1,627,683
                                                ------------    ------------
     Property & Equipment, net of
        accumulated depreciation                     728,762         623,505
                                                ------------    ------------
     Other Assets:
        Deferred tax assets                        1,596,400       1,560,000
        Capitalized software costs, net of
             accumulated amortization              1,376,161       1,215,041
        Other intangible assets, net of
           accumulated amortization                  233,042         233,042
        Security deposits                             44,400          75,690
        Long-term notes receivable                    48,782          40,192
                                                ------------    ------------
     Total Other Assets                            3,298,785       3,123,965
                                                ------------    ------------
TOTAL ASSETS                                    $  6,037,938    $  5,375,153
                                                ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts payable                        $    202,225    $    159,901
        Accrued liabilities                          421,539         411,230
        Deferred revenue - current portion           688,991         434,019
        Note payable - related party                  50,000          50,000
        Notes payable - current portion               98,237          62,563
                                                ------------    ------------
     Total Current Liabilities                     1,460,992       1,117,713
                                                ------------    ------------

     Long-term Notes Payable                         220,405         166,123
     Long-term Deferred Revenue                      266,034         287,743
                                                ------------    ------------
     Total Liabilities                             1,947,431       1,571,579
                                                ------------    ------------
     Stockholders' Equity:
        Preferred stock ($.001 par value)                575             575
        Common stock ($.001 par value)                32,549          32,490
        Additional paid in capital                23,650,220      23,479,767
        Unearned compensation                           --            (5,848)
        Accumulated deficit                      (19,592,837)    (19,703,410)
                                                ------------    ------------
     Total Stockholders' Equity                    4,090,507       3,803,574
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  6,037,938    $  5,375,153
                                                ============    ============


See notes to condensed financial statements.


                                  ARKONA, INC.

                       Condensed Statements of Operations

                                          Three Months Ended               Six Months Ended
                                       30-Sep-06       30-Sep-05       30-Sep-06      30-Sep-05
                                      (Un-audited)   (Un-audited    (Un-audited)    (Un-audited
                                                     and Restated)                  and Restated)

                                     ------------    ------------    ------------   ------------
Revenues                             $  3,140,377    $  2,761,709    $  6,105,883   $  5,282,254

Cost of Sales                           1,649,184       1,398,202       3,159,189      2,763,808
                                     ------------    ------------    ------------   ------------
Gross Profit                            1,491,193       1,363,507       2,946,694      2,518,446
                                     ------------    ------------    ------------   ------------
Operating Expenses:
     Sales, marketing & general
         administrative                 1,247,628         821,210       2,416,401      1,561,399
     Research and development             255,099         269,187         472,382        498,513
                                     ------------    ------------    ------------   ------------
Total Operating Expenses                1,502,727       1,090,397       2,888,783      2,059,912
                                     ------------    ------------    ------------   ------------

Operating (Loss) Income                   (11,534)        273,110          57,911        458,534

Other Income (Expense)                     15,209          (1,984)         16,262         (3,685)
                                     ------------    ------------    ------------   ------------

Net Income Before Taxes                     3,675         271,126          74,173        454,849

Income Tax Benefit                           --           373,332          36,400        626,312
                                     ------------    ------------    ------------   ------------

Net Income                           $      3,675    $    644,458    $    110,573   $  1,081,161
                                     ============    ============    ============   ============


Basic Earnings per Common Share:
     Operating Income                $    (0.0004)   $      0.008    $      0.002   $      0.014
     Net Income                      $     0.0001    $      0.020    $      0.003   $      0.034
     Ave. Shares Outstanding           32,511,931      32,231,652      32,501,867     32,201,185

Diluted Earnings per Common Share:
     Operating Income                $    (0.0004)   $      0.007    $      0.001   $      0.012
     Net Income                      $     0.0001    $      0.016    $      0.003   $      0.028
     Ave. Shares Outstanding           39,272,132      39,212,465      39,348,721     39,017,673



See notes to condensed financial statements.

                                  ARKONA, INC.

                       Condensed Statements of Cash Flows

                                                Six Months       Ended
                                                30-Sep-06      30-Sep-05
                                               (Un-audited)   (Un-audited
                                                              and Restated)
                                               -----------    -----------
Cash Flows Provided By Operating Activities:
     Net income                                $   110,573    $ 1,081,161
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
         Depreciation and amortization             302,211        234,078
         Bad debt expense                           77,079          5,500
         Loss on asset disposition                    --              623
         Stock-based compensation                  157,460          3,340
         Deferred income tax                       (36,400)      (626,312)
         Changes in assets & liabilities:
              Accounts receivable                    7,270       (226,693)
              Prepaid expense                      (19,769)       (32,763)
              Security deposits                     31,290         13,205
              Notes receivable                     (45,581)       (79,796)
              Other assets                          (7,447)         3,300
              Accounts payable                      42,324        (71,327)
              Accrued liabilities                   10,309          9,421
              Deferred revenue                     233,263        (43,830)
                                               -----------    -----------
Net Cash Provided By Operating Activities          862,582        269,907
                                               -----------    -----------
Cash Flows Used In Investing Activities:
     Additions to equipment                       (233,773)      (249,643)
     Software development costs                   (334,815)      (139,664)
                                               -----------    -----------
Net Cash Used In Investing Activities             (568,588)      (389,307)
                                               -----------    -----------
Cash Flows Provided By Financing Activities:
     Proceeds from issuance of common stock         18,900         28,900
     Proceeds from notes payable                    89,956        155,914
                                               -----------    -----------
Net Cash Provided By Financing Activities          108,856        184,814
                                               -----------    -----------

Net Increase in Cash and Cash Equivalents          402,850         65,414

Beginning Cash Balance                             570,766        141,179
                                               -----------    -----------
Ending Cash Balance                            $   973,616    $   206,593
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

(g)  Stock-Based Compensation

In December 2001, we established a stock incentive plan (the "Plan") to provide incentives to our directors, officers, employees and advisors to do business with the Company and to enable us to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-term success. The granting of options and other incentive awards is at the discretion of the Board. The Plan currently has authorized 9,000,000 shares for awards. Stock options are granted at a price equal to fair market value of the common stock on the date of grant and are exercisable after a period of one to four years and expire ten years after the date of grant.

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

Following the provisions of SFAS No. 123(R), we have adopted the modified prospective method of accounting and reporting for share-based payments and we recognize the related cost of an option over the period during which an employee is required to provide the requisite service. Prior periods have not been restated for stock compensation based on estimates of fair value of options. We have estimated the fair value of options using the Black-Scholes option valuation model. We use historical data to estimate the expected volatility and expected life. Assumptions used for the valuation model are set forth below:

     Expected volatility factor     126.0%    Average expected life (years)   3

     Risk-free interest rate          3.0%    Dividend yield                  0

The following table summarizes stock option activity of the plan:

                                                             Weighted          Weighted
                                                              Average           Average
                                                             Exercise          Remaining
                                              Shares          Price          Life in Years
                                            ---------        --------        -------------
Outstanding at March 31, 2006               6,793,667         $0.40
         Granted                               80,000         $0.65
         Exercised                            (59,000)        $0.32
         Cancelled/Expired                   (188,000)        $0.59
                                            ---------
Outstanding at September 30, 2006           6,626,667         $0.38              6.9

Exercisable at September 30, 2006           5,009,517         $0.30              6.7

For the three and six months ended September 30, 2006, total stock-based employee compensation expense recognized was $69,670 and $137,005, respectively. As of September 30, 2006, there was approximately $662,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

Cash received from options exercised for the six months ended September 30, 2006 was $18,900. No tax benefit was realized from the options exercised.

The following summarizes the stock-based employee compensation expense for the six months ended September 30, 2005, had we adopted the provisions of SFAS No. 123(R):

         Net income, as restated                              $ 644,458

         Add:  Stock-based employee compensation
               included in reported net income                    3,340

         Deduct:  Stock-based employee compensation
                  determined under fair value based
                  method for all awards                         (39,376)
                                                              ---------
         Pro forma net income, as restated                    $ 608,422

         Pro forma earnings per common share:
                  Basic                                       $   0.019
                  Diluted                                     $   0.016

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

The effect on certain line items of these prior period adjustments is set forth below:

                                    Fiscal Year   Three Months    Six Months
                                       Ended         Ended          Ended
                                     03/31/06       09/30/05      09/30/05
                                    -----------   -----------    -----------
Revenues
   As Previously Reported           $11,129,798   $ 2,732,305    $ 5,261,504
   Adjustment                            82,373        29,404         20,750
                                    -----------   -----------    -----------
   Restated Amount                  $11,212,171   $ 2,761,709    $ 5,282,254

Net Income Before Tax
   As Previously Reported           $   821,062   $   241,722    $   435,126
   Adjustment                            82,373        29,404         19,723
                                    -----------   -----------    -----------
   Restated Amount                  $   903,435   $   271,126    $   454,849

Tax Benefit
   As Previously Reported           $ 1,244,000   $      --      $ 1,739,618
   Adjustment                              --         373,332     (1,113,306)
                                    -----------   -----------    -----------
   Restated Amount                  $ 1,244,000   $   373,332    $   626,312

Net Income
   As Previously Reported           $ 2,065,062   $   241,722    $   435,126
   Adjustment                            82,373       402,736        646,035
                                    -----------   -----------    -----------
   Restated Amount                  $ 2,147,435   $   644,458    $ 1,081,161

Basic EPS
   As Previously Reported           $     0.064   $     0.007    $     0.014
   Adjustment                             0.003         0.013          0.020
                                    -----------   -----------    -----------
   Restated Amount                  $     0.067   $     0.020    $     0.034

Diluted EPS
   As Previously Reported           $     0.053   $     0.006    $     0.011
   Adjustment                             0.002         0.010          0.017
                                    -----------   -----------    -----------
   Restated Amount                  $     0.055   $     0.016    $     0.028

                                                       (continued)

                                    Fiscal Year   Three Months    Six Months
                                       Ended         Ended          Ended
                                     03/31/06       09/30/05      09/30/05
                                    -----------   -----------    -----------


Deferred Tax Asset
   As Previously Reported           $ 1,560,000   $ 5,039,237    $ 5,039,237
   Adjustment                              --      (4,100,925)    (4,100,925)
                                    -----------   -----------    -----------
   Restated Amount                  $ 1,560,000   $   938,312    $   938,312

Deferred Contract Revenue
   As Previously Reported           $   207,417   $   177,245    $   177,245
   Adjustment                           514,345       575,969        575,969
                                    -----------   -----------    -----------
   Restated Amount                  $   721,762   $   753,214    $   753,214


Note 5 - Issue of Warrants
--------------------------

On May 10, 2006, we entered into a letter agreement with CCG Investor Relations with respect to their provision of investor relationship services for us. The agreement requires that, in addition to other consideration, we issue to Coffin Partners LLC (i) warrants to purchase 50,000 shares of our common stock at an exercise price of $.68 per share on or before March 31, 2009 (vesting 6,000 shares on issuance and 4,000 shares per month thereafter), and (ii) warrants to purchase 50,000 shares of common stock at an exercise price of $.68 per share on or before March 31, 2009 (vesting 25% on the last day of each calendar quarter, beginning with September 30, 2006, provided that the market price of our common stock has been above $1.00 for at least 20 days during that calendar quarter). All of the warrants contain a net exercise provision and benefit from "piggyback" registration rights. Such warrants were issued on August 14, 2006.


Item 2.  Management's Discussion and Analysis
---------------------------------------------

Overview

We primarily develop and market fully-integrated, on-demand business management solutions to new and independent automobile dealerships.

Our principle product is our Arkona Dealer Management Suite or "ADMS". The ADMS is an on-demand, software-based dealership management system that allows dealerships to manage substantially all aspects of their business operations, including sales, customer relationship management, accounting, parts, service, and financing. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS is that it is run on an Application Service Provider or "ASP" model. The ASP model bundles software, hardware, systems development, integration and management into one cost-effective offering. Under our ASP model, we provide the software and host customer data on servers at central locations, and customers use the software over the Internet. The ASP model may significantly reduce upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations by us. The dealership generally needs only standard personal computers with reliable Internet access. The ASP model reduces the need for technical computer personnel because the software and related hardware are managed by us at an offsite location. The ADMS integrates with many of the major automobile manufacturers and we continue to work towards integration with the remaining manufacturers.

We provide installation services, including G/L setup, data conversion, Virtual Private Network ("VPN") connection, forms programming and consultative training to employees of the dealerships who purchase the right to use of the ADMS. For a continuing monthly fee, we provide post-installation services, including continuous access to the latest version of the ADMS hosted on our servers, data hosting, technical support and 24x7 maintenance and security of the servers. We earn a significant amount of our revenue from the recurring monthly post-installation services, which comprise over 59% of our total revenues. With the addition of consulting services to our existing customer base, approximately 67% of our revenues are recurring in nature.

For all types of dealerships, we market our products primarily through regional sales representatives, in-house sales and marketing personnel and independent sales agents. We also market our products via trade shows, seminars, press releases, trade publications, customer referral programs, relationships with suppliers, automobile manufacturers and industry partners.

Our main target market is composed of new and independent (used-car) automobile dealerships. Because of operating similarities with automobile dealerships, we are expanding our target market to include dealers of RV, marine and powersports equipment. We estimate there are between 22,000 and 23,000 new car dealerships in the United States and over 60,000 independent car dealerships. We estimate there are approximately 6,000 dealers of powersports (motorcycle, ATV, watercraft/sport boats and snowmobiles) equipment.

The market for automobile dealer management systems is dominated by two major players: Automatic Data Processing, Inc. ("ADP") and Reynolds & Reynolds ("Reynolds"). According to a 2005 Woods & Seaton automotive retailing study, ADP and Reynolds together control about 80% of the market for automobile dealer management systems. ADP and Reynolds are large, well-financed organizations. They have good brand name recognition and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant hurdles for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller vendor with limited resources. Their ability to integrate their systems with all the major automobile manufacturers is highly appealing to large automobile dealerships selling automobiles from most of the major automobile manufacturers and especially automobile manufacturers with systems with which our ADMS cannot yet integrate. However, the price of ADP's and Reynolds' dealer systems is generally much higher than our price for the ADMS, and we believe that ADP and Reynolds' products generally do not reflect recent technological developments, including the ability to run on a true ASP model. Our success in competing with ADP and Reynolds in the market for independent automobile dealerships supports this belief.

On August 8, 2006, Reynolds announced it would merge with a competitor, Universal Computer Systems, Inc. ("UCS"), with Reynolds becoming a wholly-owned subsidiary of UCS but that the combined companies would retain the name of Reynolds. The merger closed on October 23, 2006. Industry analysts state that the merger leads to questions regarding product strategy, leadership and business culture. It is expected the merger will cause considerable uncertainty in the DMS arena in the near future. In the long run, we believe the merger will create significant market share opportunities for us as Reynolds' customers consider alternative DMS providers. In the interim, we believe that the merger has slowed the rate at which potential customers close on installation bids for our products since it has slowed down the bid process at UCS and Reynolds, and customers typically wait to receive a bid from their existing provider prior to making a decision to change to our ADMS product.

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

We have recognized VPN connection fee revenue at the time installation is complete since commencing our ADMS business in late 2000. As a result of this change in accounting policy, revenue that was recognized in early periods is now being deferred and recognized ratably over the expected period of performance of the customer Service Agreement which, as of September 30, 2006, approximates 60 months - see "Note 4 - Prior Period Adjustments."

Results of Operations

Total revenues increased for the three and six months ended September 30, 2006 compared with 2005. Total revenues were $3,140,377 and $6,105,883 for the three and six months ended September 30, 2006, which represents 13.7% and 15.6% increases, respectively, compared to $2,761,709 and $5,282,254 for the three and six months ended September 30, 2005. This increase in revenues continues to reflect the Company's success in penetrating the dealer management system market controlled by ADP and Reynolds. The combination of our products' superior features and capabilities, the ASP model's cost savings and efficiencies, our practice of not locking our customers into long-term contracts, as well as our reputation for providing outstanding service and support, contribute to the Company's continuing revenue growth. Revenues include one-time fees from installation services, including G/L setup, data conversion, VPN connection, forms programming and training; post-installation services, including on-going monthly support and maintenance fees, sales of hardware, and miscellaneous consulting fees.

Installation Services - Installation services revenues decreased $124,164 or 12.9%, from $960,669 for the three months ended September 30, 2005 to $836,505 for the three months ended September 30, 2006. For the six month period, installation services revenues decreased 19.6%, from $1,914,838 to $1,535,533 for the six months ended September 30, 2006. Although installation services revenues have decreased when compared with the prior period, we continue to gain market share, indicated by our continued growth in new installations. As of

September 30, 2006, we have 671 total rooftop customers, compared to 495 rooftop customers as of September 30, 2005. For the three and six months ended September 30, 2006, total new rooftop installations were 41 and 77, respectively. We continue to see the impact of higher fuel prices and the resulting decline in domestic auto sales on dealerships and their capital investment decisions. Poor economic performances by OEMs such as Ford and GM have also caused uncertainty for the dealerships. These economic factors, as well as the merger of DMS providers Reynolds and UCS and changes in the proposal process used throughout the rest of the dealer software industry are, we believe, causing potential customers to defer their purchase decisions for longer than was previously the case. We base this belief on the level of our sales orders in process or "funnel," which remains strong when compared to prior quarters.

Support and Maintenance - We earn a significant portion of our revenues from recurring support and maintenance revenues and they continue to grow rapidly as our installed customer base grows. For the three months ended September 30, 2006, monthly support and maintenance revenues increased $459,071 or 33.1%, to $1,846,793 compared to $1,387,722 for the three months ended September 30, 2005. For the six month period, support and maintenance revenue increased $992,268 or 37.7%, to $3,625,790 compared to $2,633,522 for the six months ended September 30, 2005. This increase reflects growth of our customer base, both in new and independent automobile dealerships of all sizes. As noted above, for the six months ended September 30, 2006 our customer base grew by 77 rooftop customers to a total of 671 rooftop customers, compared to 594 rooftop customers as of March 31, 2006. We now earn 59.4% of our revenues from recurring support and maintenance and over 66% when considering additional monthly consulting revenues provided to existing customers.

Hardware - Hardware revenues increased 46.5%, to $345,226 for the three months ended September 30, 2006 compared with $235,584 for the prior period. For the six month period, hardware revenues increased 27.6%, to $588,184 compared to $461,085 for the six months ended September 30, 2005. We expect hardware revenues to continue to increase as we expand our customer base.

Consulting - Consulting fees increased 42.3%, to $226,547 for the three months ended September 30, 2006 compared with $159,213 for the prior period. For the six month period, consulting fees increased 83.9%, to $472,739 compared to $257,028 for the six months ended September 30, 2005. We view consulting fees to be recurring in nature based upon customer-designed programs and expect that such revenues will continue to grow as our customer base grows.

Total cost of sales increased $250,982 or 18.0%, from $1,398,202 for the three months ended September 30, 2005 to $1,649,184 for the three months ended September 30, 2006. For the six month period, total cost of sales increased $395,381 or 14.3%, from $2,763,808 for the six months ended September 30, 2005 to $3,159,189 for the six months ended September 30, 2006. The increase in cost of sales is due primarily to fixed costs associated with having staffed for more installations than actually occurred in the first half of the year. In addition, our hosting facility and server capacity costs have increased. Notwithstanding these increases, gross margins remain strong, at 47.5% and 48.3%, respectively, for the three and six months ended September 30, 2006. As installation revenues pick up during the second half of the year, we expect gross margins to continue to strengthen.

Operating expenses, consisting of research and development, sales, marketing and general administrative expenses, increased $412,330 or 37.8%, from $1,090,397 for the three months ended September 30, 2005 to $1,502,727 for the three months ended September 30, 2006. For the six month period, operating expenses increased $828,871 or 40.2%, from $2,059,912 for the six months ended September 30, 2005 to $2,888,783 for the six months ended September 30, 2006. We continue to increase our sales and marketing focus and our sales funnel continues to grow. We expect sales to benefit from these efforts in the future. We have instituted an investor relations program in an attempt to communicate our business and prospects more widely and effectively to the investment community. We continue to focus resources on developing new and enhanced products. Research and development costs (including capitalized software costs) as a percent of sales have increased to 12.7% and 12.8%, respectively, for the three and six months ended September 30, 2006 compared with 11.7% and 12.1%, respectively, for the three and six months ended September 30, 2005. Administration costs have been impacted by the cost of accounting compliance with Sarbanes-Oxley and the cost of stock option compensation due to the implementation of SFAS 123(R).

Operating income decreased $284,644, to a loss of $(11,534) or $(.0003) per diluted common share for the three months ended September 30, 2006 compared with operating income of $273,110 or $.007 per diluted common share for the three months ended September 30, 2005. The current quarter results were adversely affected by stock-based employee compensation expense of $69,670. There was no stock-based compensation expense included during the prior year quarter ended September 30, 2005. For the six month period, operating income was $57,911 or $0.001 per diluted common share for the six months ended September 30, 2006 compared with operating income of $458,534 or $0.028 per diluted common share for the six months ended September 30, 2005. The results for the six months ended September 30, 2006 were adversely affected by stock-based employee compensation expense of $157,460, with there being no similar expense in the six months ended September 30, 2005. Included in net income for the three and six months ended September 30, 2006 is the recognition of income tax benefits of $0 and $36,400, respectively, recorded to account for the future tax benefit from previous years' net operating losses. For the first six months, operating income continues to be impacted by expected higher operating costs not being offset because of the deferral of installations and related revenues. We have strengthened our infrastructure and geared up for a higher level of new business and installed base than is in place at the moment. While this cost base is causing a reduction in current profitability, we believe it will help to enhance future profitability.

Liquidity and Capital Resources

Our liquidity position is steadily improving. As of September 30, 2006 we had working capital of $549,399 compared to $509,970 as of March 31, 2006. We generated $862,582 of operating cash flow during the six months ended September 30, 2006 compared with $269,907 for the corresponding period in fiscal year 2005. Cash and cash equivalents totaled $973,616 as of September 30, 2006, growing $402,850 since March 31, 2006. Accounts receivable, net of allowance for bad accounts, totaled $819,652 as of September 30, 2006 compared to $904,001 as of March 31, 2006. Current liabilities totaled $1,460,992 as of September 30, 2006 compared to $1,117,713 as of March 31, 2006. Debt (principally from the utilization of long-term lease financing of equipment) totaled $368,642 as of September 30, 2006 and $278,686 as of March 31, 2006. During fiscal year ended March 31, 2006 we entered into a $250,000 line of credit agreement with a financial institution. As of September 30, 2006 we had not utilized any funds available under the line of credit.

In order to meet operating costs during the six months ended September 30, 2006, we relied upon cash provided from operations. There were no significant funds received from the sale of equity securities. We expect our revenues and cash flows from operations to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with planned expansion programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue. With respect to our planned future capital needs, we expect our recurring revenues and revenues from new installations to produce adequate cash flow to meet our costs.

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

The following table discloses aggregate information about our contractual obligations including office and equipment lease payments and the note payable, and the periods in which payments are due as of September 30, 2006:


                                         Less Than
                             Total         1 Year      1-3 years      4-5 Years     After 5
                         ------------- ------------- -------------- ------------- -------------
Office Lease               $1,912,012    $ 481,308     $1,430,704
------------------------ ------------- ------------- -------------- ------------- -------------
Equipment Leases              318,642       98,237        203,792        16,613
------------------------ ------------- ------------- -------------- ------------- -------------
Note Payable                   50,000       50,000
------------------------ ------------- ------------- -------------- ------------- -------------
Total                      $2,280,654    $ 629,545     $1,634,496     $  16,613       None


Capital expenditures, principally for computer related equipment and office cubicles, for the three and six months ended September 30, 2006 totaled $130,731 and $227,783, respectively. There are no planned capital expenditures for the upcoming quarter outside of normal operating equipment needs.

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

Cautionary Statement Regarding Forward-Looking Statements

We consider all forward-looking statements contained in this Quarterly Report to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Stockholders and prospective stockholders should understand that several factors govern whether the results described by any such forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected in this report.

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

         We may not continue to experience net income in the future.
         -----------------------------------------------------------------------

Any projection of continued profitability assumes that we will continue to add new customers at a constant or increased rate and that our operating expenses will increase slower than our revenues. We may not be able to continue to add new customers at a constant or increased rate, and we may even begin losing customers. Even if we add more customers, our labor costs, server and other capital equipment costs and other expenses may begin to increase dramatically, or we may experience unexpected costs related to litigation, insurance, acquisitions, product development, or other items that may cause our expenses to increase at a faster rate than expected. We may not be able to maintain or increase profitability or to increase profitability in the future.

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

         Our financial results are adversely affected by any factors limiting the number of installation we do in a quarter or fiscal year.
         -----------------------------------------------------------------------

In any given reporting period, approximately 25% of our revenue is derived directly from additional installations of our ADMS product. Additional installations also increase our recurring revenue for subsequent quarters. Any event, trend or factor that has the effect of reducing the number of additional installations in any quarter or fiscal year, or in reducing the growth rate in additional installations, will harm our financial results for that period and subsequent periods. Factors that may reduce additional installations include:

     o   demand for, and the competitiveness of our ADMS product;

     o trends in new and independent car sales, with many dealers being reluctant to incur any new expenses or to experiment with new technologies during slow sales periods;

     o any factor, such as the recent Reynolds and UCS merger, which creates uncertainty as to future product offerings by our competitors or slows their bidding process, since most dealers consider a bid from their existing provider prior to switching to our ADMS product;

     o   the aggressiveness and ability of our sales team; and

     o our capacity for new installations, which is affected by growth in the number of, and turnover among, installation technicians.

         Our competitors have greater resources than we do, which may permit them to rapidly develop or purchase new technologies, undertake significant marketing campaigns or price more aggressively than we do.
         ----------------------------------------------------------------------

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

         We are subject to various regulatory regimes, and may be adversely affected by allegations or determinations that we have not complied with governing rules and laws.
         -----------------------------------------------------------------------

We are subject to a variety of laws and regulatory regimes as a result of our status as a public company, in addition to those applicable to all businesses generally. Laws and rules governing public companies change frequently, and are often complex. In connection with such laws, we are subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect our execution of our business plan. In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws. In fact, we have recently filed Current Reports on Form 8-K indicating a need to restate certain financial statements from the fiscal years ended March 31, 2005 and 2006 and intervening quarters. Remedying such non-compliance has, during the last twelve months diverted, and may continue to divert additional financial and human resources. In addition, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.

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

Our ASP network is subject to additional factors that could cause interruptions in service, reduced capacity for our customers and claims against us. The core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

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

         We rely on our intellectual property rights, and if we are unable to protect these rights, our business may be harmed.
         -----------------------------------------------------------------------

We regard our intellectual property, particularly our ADMS, as critical to our success, and we rely on common law and trade secret protection to protect our proprietary rights in intellectual property. Any of our intellectual property rights may be challenged, invalidated or circumvented, or the rights granted there under may not provide any competitive advantage. In addition, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties. Although each of our employees and consultants is asked to enter into a confidentiality and invention agreement, such agreements may not be honored. We may be unable to protect effectively our rights to trade secrets and know-how which would harm our competitive position and operations.

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

     o Redesign products or services that incorporate disputed intellectual property; and

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

Research and development by others may render some or all of our products or potential product offerings uncompetitive or obsolete. We compete with a number of entities that are currently developing and producing software products that compete with our current and proposed products. Many of these competitors have substantially greater capital resources, research and development capabilities, and production and marketing resources, capabilities and experience than we have available to us. These competitors may succeed in developing products that are more effective or less costly than any products that we may develop, or that gain market acceptance prior to any of our products, making market penetration or retention more difficult for us.

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

         The market price for our common stock is volatile and may change dramatically at any time.
         -----------------------------------------------------------------------

The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, significant customers' contracts, significant litigation or other factors or events that would be expected to directly affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

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

          Our ability to issue preferred stock may significantly dilute ownership and voting power and negatively affect the price of our common stock.
          ----------------------------------------------------------------------

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

Item 3.  Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.


Changes in Internal Controls over Financial Reporting

With the participation of our principal executive officer and principal financial officer, our management has, as required by Rule 13a-15(d) under the Exchange Act, determined that there were no changes during the fiscal quarter ended September 30, 2006 in our internal control over financial reporting that would materially affect, or would be reasonably likely to materially affect, our internal control over financial reporting


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits
-----------------

See the Exhibit Index following the signature page hereof.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 13, 2006 by the undersigned thereunto duly authorized.

                                   ARKONA, Inc.

November 13, 2006                    /s/ Alan Rudd
                                   -------------------------------------------
                                   Alan Rudd, Chief Executive Officer


November 13, 2006                    /s/ Leland H. Boardman
                                   -------------------------------------------
                                   Leland H. Boardman, Chief Financial Officer

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