Form 10QSB
period 2006-12-31
ARKONA INC
filed 2007-02-14
CIK 925662

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

As of February 6, 2007, there were issued and outstanding 33,008,420 shares of the Company's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

 PART I - Item 1. Financial Statements

                                  ARKONA, INC.

                            Condensed Balance Sheets

                                                  31-Dec-06      31-Mar-06
                                                (Un-audited)     (Audited)
                                                ------------    ------------
 ASSETS

      Current Assets:
        Cash and cash equivalents               $  1,100,739    $    570,766
        Accounts receivable, net of allowance        994,078         904,001
        Prepaid expenses                              95,391          73,693
        Notes receivable - current portion           104,359          77,324
        Other                                         15,142           1,899
                                                ------------    ------------
     Total Current Assets                          2,309,709       1,627,683
                                                ------------    ------------
     Property & Equipment, net of
        accumulated depreciation                     739,065         623,505
                                                ------------    ------------
     Other Assets:
        Deferred tax assets                        1,785,000       1,560,000
        Capitalized software costs, net of
             accumulated amortization              1,495,319       1,215,041
        Other intangible assets, net of
           accumulated amortization                  233,042         233,042
        Security deposits                             44,400          75,690
        Long-term notes receivable                    34,955          40,192
                                                ------------    ------------
     Total Other Assets                            3,592,716       3,123,965
                                                ------------    ------------
TOTAL ASSETS                                    $  6,641,490    $  5,375,153
                                                ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

     Current Liabilities:
        Accounts payable                        $    119,369    $    159,901
        Accrued liabilities                          460,928         411,230
        Deferred revenue - current portion           735,704         434,019
        Note payable - related party                  50,000          50,000
        Notes payable - current portion              108,859          62,563
                                                ------------    ------------
     Total Current Liabilities                     1,474,860       1,117,713
                                                ------------    ------------

     Long-term Notes Payable                         203,423         166,123
     Long-term Deferred Revenue                      273,562         287,743
                                                ------------    ------------
     Total Liabilities                             1,951,845       1,571,579
                                                ------------    ------------
     Stockholders' Equity:
        Preferred stock ($.001 par value)                575             575
        Common stock ($.001 par value)                32,658          32,490
        Additional paid in capital                23,773,926      23,479,767
        Unearned compensation                           --            (5,848)
        Accumulated deficit                      (19,117,514)    (19,703,410)
                                                ------------    ------------
     Total Stockholders' Equity                    4,689,645       3,803,574
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  6,641,490    $  5,375,153
                                                ============    ============


See notes to condensed financial statements.

                                  ARKONA, INC.

                       Condensed Statements of Operations


                                          Three Months Ended              Nine Months Ended
                                       31-Dec-06       31-Dec-05      31-Dec-06      31-Dec-05
                                      (Un-audited)   (Un-audited    (Un-audited)    (Un-audited
                                                     and Restated)                  and Restated)

                                     ------------    ------------    ------------   ------------
Revenues                             $  3,472,421    $  2,663,613    $  9,578,304    $  7,945,867

Cost of Sales                           1,793,507       1,398,111       4,952,696       4,161,919
                                     ------------    ------------    ------------    ------------
Gross Profit                            1,678,914       1,265,502       4,625,608       3,783,948
                                     ------------    ------------    ------------    ------------
Operating Expenses:
     Sales, marketing & general
         administrative                 1,160,518         862,443       3,576,919       2,423,842
     Research and development             170,808         230,212         643,190         728,725
                                     ------------    ------------    ------------    ------------
Total Operating Expenses                1,331,326       1,092,655       4,220,109       3,152,567
                                     ------------    ------------    ------------    ------------

Operating Income                          347,588         172,847         405,499         631,381

Other Income (Expense)                      2,956          (1,470)         19,218          (5,155)
                                     ------------    ------------    ------------    ------------

Net Income Before Taxes                   350,544         171,377         424,717         626,226

Income Tax (Provision) Benefit            124,779         235,980         161,179         862,292
                                     ------------    ------------    ------------    ------------

Net Income                           $    475,323    $    407,357    $    585,896    $  1,488,518
                                     ============    ============    ============    ============


Basic Earnings per Common Share:
     Operating Income                $      0.011    $      0.005    $      0.012    $      0.020
     Net Income                      $      0.015    $      0.013    $      0.018    $      0.046
     Ave. Shares Outstanding           32,577,659      32,321,572      32,527,223      32,241,460

Diluted Earnings per Common Share:
     Operating Income                $      0.011    $      0.004    $      0.010    $      0.016
     Net Income                      $      0.012    $      0.010    $      0.015    $      0.038
     Ave. Shares Outstanding           39,248,162      39,540,512      39,411,379      39,213,350



See notes to condensed financial statements.

                                  ARKONA, INC.

                       Condensed Statements of Cash Flows

                                                    Nine Months Ended
                                               ---------------------------
                                                31-Dec-06      31-Dec-05
                                               (Un-audited)   (Un-audited
                                                              and Restated)
                                               ------------   ------------
Cash Flows Provided By Operating Activities:
     Net income                                $   585,896    $ 1,488,518
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
         Depreciation and amortization             467,726        359,797
         Bad debt expense                           87,079         20,500
         Loss on asset disposition                   2,051            623
         Stock-based compensation                  226,275          3,340
         Deferred income tax                      (225,000)      (862,292)
         Changes in assets & liabilities:
              Accounts receivable                 (177,156)      (243,271)
              Prepaid expense                      (21,698)       (57,109)
              Security deposits                     31,290         13,205
              Notes receivable                     (21,798)       (64,951)
              Other assets                         (13,243)         3,499
              Accounts payable                     (40,532)         3,809
              Accrued liabilities                   49,698         48,396
              Deferred revenue                     287,504        (67,986)
                                               -----------    -----------
Net Cash Provided By Operating Activities        1,238,092        646,078
                                               -----------    -----------
Cash Flows Used In Investing Activities:
     Additions to equipment                       (318,205)      (320,555)
     Software development costs                   (547,410)      (244,457)
                                               -----------    -----------
Net Cash Used In Investing Activities             (865,615)      (565,012)
                                               -----------    -----------
Cash Flows Provided By Financing Activities:
     Proceeds from issuance of common stock         73,900         48,856
     Proceeds from notes payable                    83,596        153,641
                                               -----------    -----------
Net Cash Provided By Financing Activities          157,496        202,497
                                               -----------    -----------

Net Increase in Cash and Cash Equivalents          529,973        283,563

Beginning Cash Balance                             570,766        141,179
                                               -----------    -----------
Ending Cash Balance                            $ 1,100,739    $   424,742
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

Note 2 - Concentration

Our business is limited in that our products are currently specifically designed for customers in the automobile dealership industry. For this reason, if the industry environment were to experience significant negative conditions, we would also be affected. However, our products can meet customer needs in the powersports equipment and RV markets, as well. We now have a small number of motorcycle, marine and RV customers. Our plan is to move into other vertical markets as soon as development allows. Sales of our products and services are not limited to any geographic area.

We maintain cash balances in a local financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000 each. We have exceeded federally insured deposit maximums during the nine months ended December 31, 2006.

Note 3 - Significant Accounting Policies

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

(c)  Earnings per Share

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

(g)  Stock Incentive Plan

In December 2001, we established a stock incentive plan (the "Plan") to provide equity-based incentives to our directors, officers, employees and advisors to do business with the Company and to enable us to obtain and retain the services of the type of directors, officers, advisors and employees considered essential for long-term success. The granting of options and other incentive awards is at the discretion of the Board. The Plan currently has authorized 9,000,000 shares for awards. To date, the Company has not granted any awards under the Plan other than stock options. Stock options are granted at a price equal to fair market value of the common stock on the date of grant; those option awards generally vest based on 4 years of continuous service and have 10-year contractual terms. In connection with a change of control of the Company, the Board of Directors has the discretion to permit the options to remain in effect, to cause the options to be converted into options to purchase stock of the surviving or acquiring corporation or to designate an at least 10-day period for exercise in connection with the transaction after with all options expire (and, in its discretion, to accelerate vesting for such at least 10-day period).

Prior to April 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as a result, we measured stock-based employee compensation using the intrinsic value method. On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payments", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006 or at the beginning of their new fiscal year. We adopted the provisions of SFAS No. 123(R) as of April 1, 2006.

Following the provisions of SFAS No. 123(R), we have adopted the modified prospective method of accounting and reporting for share-based payments and we recognize the related cost of an option over the period during which an employee is required to provide the requisite service. The prior periods have not been restated for stock compensation based on estimates of fair value of options. We have estimated the fair value of options using the Black-Scholes option valuation model. The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested options before exercising them, the estimated volatility of our stock price, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our condensed statements of operations. Assumptions used for the valuation model are set forth below:

                                                       Three Months Ended                Nine Months Ended
                                                           December 31,                     December 31,
                                                  ----------------------------     -----------------------------
                                                      2006            2005               2006            2005

         Expected life (in years) (1)                  3.5            3.5               3.5             3.5
         Risk-free interest rate (2)              4.55%-4.58%      4.34%-4.58%      4.55%-4.80%      4.21%-4.58%
         Expected volatility factor (3)             126.1%           126.1%           126.1%           126.1%
         Expected dividend yield                        0%             0%                0%               0%

     (1) For the three and nine months ended December 31, 2006 and 2005, the expected lives of options were determined based on the "simplified" method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

     (2) The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

     (3) For the three and none months ended December 31, 2006, we estimated the expected volatility based on historical share price data.

The following table summarizes stock option activity of the plan:

                                                            Weighted          Weighted
                                                             Average           Average         Aggregate
                                                            Exercise          Remaining        Intrinsic
                                             Options          Price         Life in Years        Value
                                           ---------        --------        -------------      ----------
Outstanding at March 31, 2006               6,793,667         $0.38              6.6

Activity during the period:
         Granted                              130,000         $0.65
         Exercised                            (84,000)        $0.34
         Cancelled/Expired                   (203,000)        $0.57
                                           ----------
Outstanding at December 31, 2006            6,636,667         $0.39              6.6            $1,141,283

Exercisable at December 31, 2006            5,462,167         $0.31              6.5            $1,290,338

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2006 and 2005 was $.59 and $.62, respectively. The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2006 and 2005 was $.57 and $.61, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $9,000 and $15,520, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2006 and 2005 was $24,850 and $55,575, respectively.

A summary of the status of non-vested options as of December 31, 2006, and changes during the nine months ended December 31, 2006, is presented below:

                                                               Weighted
                                                                Average
                                                              Grant Date
                                            Options           Fair Value
                                          -----------         -----------
Non-vested at March 31, 2006                2,143,000            $0.62

Activity during the period:
         Granted                              130,000            $0.65
         Vested                              (895,500)           $0.41
         Cancelled/Expired                   (203,000)           $0.57
                                           ----------
Non-vested at December 31, 2006             1,174,500            $0.69

For the three and nine months ended December 31, 2006, stock-based employee compensation expense was recorded and classified as follows:

                                     Three Months Ended    Nine Months Ended
                                        December 31,          December 31,
                                    -------------------   -------------------
                                      2006       2005       2006        2005

Cost of Sales                       $ 12,573   $      0   $ 38,154   $      0
Sales, Marketing & General Admin      50,330          0    169,761      3,340
Research & Development                 5,587          0     18,360          0
                                    --------   --------   --------   --------
                                    $ 68,490   $      0   $226,275   $  3,340

As of December 31, 2006, there was approximately $728,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following summarizes the stock-based employee compensation expense for the nine months ended December 31, 2005, had we adopted the provisions of SFAS No. 123(R):

         Net income, as restated                              $ 1,488,518

         Add:  Stock-based employee compensation
               included in reported net income                      6,722

         Deduct:  Stock-based employee compensation
                  determined under fair value based
                  method for all awards                           (64,069)
                                                             ------------
         Pro forma net income, as restated                    $ 1,431,171

         Pro forma earnings per common share:
                  Basic                                       $     0.044
                  Diluted                                     $     0.036

Cash received from the exercise of stock options during the three and nine months ended December 31, 2006 was $5,000 and $23,900, respectively. No tax benefit was realized from the exercise of the options.

(h)  Stock Warrants

In fiscal years 2002 and 2003, we issued a total of 2,699,092 stock warrants in connection with the issuance of convertible debt and for inducements to make investments in the Company. These stock warrants were granted at a prices ranging from $.20 to $33 , have 5-year contractual terms and were fully vested upon issuance. On October 30, 2006 the Board approved an amendment to a warrant agreement with a director to amend the termination date on 1,212,122 warrants, from December 21, 2006 to the earlier to occur of (a) the date 60 days following the date the director ceases to be a director of the Company, and (b) December 21, 2007. As a result of that modification, additional compensation expense of $14,061 will be recognized during the subsequent twelve months ended December 31, 2007.

On May 10, 2006, we finalized a letter agreement with CCG Investor Relations ("CCG") with respect to their provision of investor relationship services for us. The agreement requires that, in addition to other consideration, we issue to Coffin Partners, LLC (i) warrants to purchase 50,000 shares of our common stock at an exercise price of $.68 per share on or before August 14, 2008 (vesting 14,000 shares on issuance and 4,000 shares per month thereafter), and (ii) warrants to purchase 50,000 shares of common stock at an exercise price of $.68 per share on or before May 31, 2009 (vesting 25% on the last day of each calendar quarter, beginning with September 1, 2006, provided that the market price of our common stock has been above $1.00 for at least 20 days during that calendar quarter). All of the CCG warrants contain a net exercise provision and benefit from "piggyback" registration rights. Such warrants were issued on August 14, 2006.

As of December 31, 2006, warrant activity is presented below:

                                                          Weighted        Weighted
                                                           Average         Average        Aggregate
                                                          Exercise        Remaining       Intrinsic
                                            Warrants        Price        Life in Years     Value
                                          -----------   ----------       -------------    ----------
Outstanding at March 31, 2006               2,699,092      $0.28              1.7

Activity during the period:
         Granted                              100,000
         Exercised                             None
         Cancelled/Expired                     None
                                          ----------
Outstanding at December 31, 2006            2,799,092      $0.29              1.2          $ 756,597

Exercisable at December 31, 2006            2,729,092      $0.29              1.2          $ 764,997

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

(k)      Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN No. 48 may have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. We are currently evaluating the impact that SFAS No. 157 may have on our financial condition or results of operations.

In  September  2006,  the  Securities  and  Exchange   Commission  issued  Staff
Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We believe we are in compliance with SAB No. 108.


Note 4 - Prior Period Adjustments

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

The effect on certain line items of these prior period adjustments is set forth below:

                            Fiscal Year        Three Months        Nine Months
                               Ended              Ended               Ended
                             03/31/06            12/31/05            12/31/05

Revenues
   As Previously Reported   $11,129,798        $ 2,611,319         $ 7,872,823
   Adjustment                    82,373             52,294              73,044
                            -----------        -----------         -----------
   Restated Amount          $11,212,171        $ 2,663,613         $ 7,945,867

Net Income Before Tax
   As Previously Reported   $   821,062        $   119,082         $   553,181
   Adjustment                    82,373             52,295              73,045
                            -----------        -----------         -----------
   Restated Amount          $   903,435        $   171,377         $   626,226

Tax Benefit
   As Previously Reported   $ 1,244,000        $      --           $      --
   Adjustment                      --              235,980             862,292
                            -----------        -----------         -----------
   Restated Amount          $ 1,244,000        $   235,980         $   862,292

Net Income
   As Previously Reported   $ 2,065,062        $   119,082         $   553,181
   Adjustment                    82,373            288,275             935,337
                            -----------        -----------         -----------
   Restated Amount          $ 2,147,435        $   407,357         $ 1,488,518

Basic EPS
   As Previously Reported   $     0.064        $     0.004         $     0.017
   Adjustment                     0.003              0.009               0.029
                            -----------        -----------         -----------
   Restated Amount          $     0.067        $     0.013         $     0.046

Diluted EPS
   As Previously Reported   $     0.053        $     0.003         $     0.014
   Adjustment                     0.002              0.007               0.024
                            -----------        -----------         -----------

   Restated Amount          $     0.055        $     0.010         $     0.038

Deferred Tax Asset
   As Previously Reported   $ 1,560,000        $ 5,039,237         $ 5,039,237
   Adjustment                      --           (3,864,945)         (3,864,945)
                            -----------        -----------         -----------
   Restated Amount          $ 1,560,000        $ 1,174,292         $ 1,174,292

Deferred Contract Revenue
   As Previously Reported   $   207,417        $   205,385         $   205,385
   Adjustment                   514,345            523,673             523,673
                            -----------        -----------         -----------
   Restated Amount          $   721,762        $   729,058         $   729,058


Item 2.  Management's Discussion and Analysis

Overview

We develop and market fully-integrated,  on-demand business management solutions
to  new  and  independent   automobile  dealerships  and  to  a  lesser  extent,
motorcycle, marine and RV dealerships.

Our principal product is the Arkona Dealer Management Suite or "ADMS". The ADMS is an on-demand, software-based dealership management system that allows dealerships to manage all aspects of their business operations including sales, customer relationship management, accounting, parts, service, and financing. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS is that it is run on an Application Service Provider or "ASP" model. The ASP model bundles software, hardware, systems development, integration and management into one cost-effective offering. Under our ASP model, we provide the software and host customer data on servers at central locations, and customers use the software over the Internet. The ASP model significantly reduces upfront and ongoing hardware costs for the dealership because data processing is done on computers maintained by Arkona at offsite locations. The dealership generally needs only standard personal computers with reliable Internet access to use the ADMS. The ASP model reduces the need for technical computer personnel because the software and related hardware are managed at an offsite location.

Customers find the adoption and use of the ADMS easier if it seamlessly integrates with existing data format, input and transfer protocols currently used by their suppliers. In the case of automobile dealerships, these suppliers are the major automobile manufacturers. The ADMS integrates with many of the major automobile manufacturers and we continue to work towards integration with the remaining manufacturers.

Our revenues are generated from several sources. At the outset of a customer relationship, we provide installation services including G/L setup, data conversion, Virtual Private Network ("VPN") connection, forms programming and consultative training to employees of the dealerships who purchase the right to use the ADMS. Once the ADMS is installed, for a continuing monthly fee, we provide post-installation services, including continuous access to the latest version of the ADMS hosted on our servers, data hosting, technical support and 24x7 maintenance and security of the servers. We earn a significant amount of our revenue from these recurring monthly post-installation services, which comprise 59% of our total revenues. We also provide additional training, forms programming and other consulting services following initial installation. When consulting services are considered together with the post-installation services that we provide to our existing customer base, almost 66% of our revenues are recurring in nature.

We also sell computer hardware, peripherals and supplies to our customers. We sell these as an additional service to our customers.

For all types of dealerships, we market our products primarily through regional sales representatives, in-house sales marketing personnel and independent sales agents. We also market our products via trade shows, seminars, press releases, trade publications, customer referral programs, relationships with suppliers, automobile manufacturers and industry partners.

Our main target market is composed of new and independent (used-car) automobile dealerships. Because of operating similarities with automobile dealerships, we are expanding our target market to include dealers of RV, marine and powersports equipment. We estimate there are between 22,000 and 23,000 new car dealerships in the United States and over 60,000 independent car dealerships. We also estimate there are approximately 6,000 dealers of powersports (motorcycle, ATV, watercraft/sport boats and snowmobiles) equipment.

The market for automobile dealer management systems is dominated by two major players: Automatic Data Processing, Inc. ("ADP") and Reynolds & Reynolds ("Reynolds"). Following the merger noted below, it is estimated that ADP and Reynolds together control about 86% of the market for automobile dealer management systems. ADP and Reynolds are large, well-financed organizations. They have good brand name recognition and their systems integrate with all the major automobile manufacturers. Their market dominance creates significant hurdles for us because many dealerships are hesitant to abandon their existing systems and switch to a new system provided by a smaller vendor with limited resources. Some dealerships also have long term contracts with their existing suppliers that would be expensive or impractical to terminate prior to their expiration. ADP's and Reynolds' ability to integrate their systems with all the major automobile manufacturers is highly appealing to large automobile dealerships which sell vehicles from the major automobile manufacturers and especially automobile manufacturers with which our ADMS is not yet integrated. However, the price of ADP's and Reynolds' dealer management systems is generally much higher than the price for the ADMS, and we believe that ADP's and Reynolds' products generally do not include recent technological developments, such as the ability to run on a true ASP model. Our success in competing with ADP and Reynolds in the independent automobile dealership market supports this belief.

As noted above, on August 8, 2006, Reynolds announced it would merge with a competitor, Universal Computer Systems, Inc. ("UCS"), with Reynolds becoming a wholly-owned subsidiary of UCS but with the combined companies retaining the name of Reynolds. The merger closed on October 23, 2006. Industry analysts state that the merger brings up questions regarding product strategy, leadership and business culture. We believe that the merger is causing considerable uncertainty in the DMS arena, which has apparently caused many dealerships to consider alternative suppliers while at the same time deferring new system purchase decisions from all suppliers. In the long run, we believe the merger will create opportunities for us to increase market share as Reynolds' customers consider alternative DMS providers. In the interim, we believe that knowledge of the merger has slowed the rate at which potential customers have closed on installation bids for our products because it has slowed down the bid process at UCS and Reynolds, and customers typically wait to receive a bid from their existing provider prior to making a final decision to change to our ADMS product.

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

We have recognized VPN connection fee revenue at the time installation is complete since commencing our ADMS business in late 2000. As a result of this change in accounting policy (effective July 1, 2006), revenue that was recognized in early periods is now being deferred and recognized ratably over the expected period of performance of the customer Service Agreement which, as of December 31, 2006, approximates 70 months - see "Note 4 - Prior Period Adjustments."

Results of Operations

Total revenues increased for the three and nine months ended December 31, 2006 compared with 2005. Total revenues were $3,472,421 and $9,578,304 for the three and nine months ended December 31, 2006, which represents 30.4% and 20.5% increases, respectively, compared to $2,663,613 and $7,945,867 for the three and nine months ended December 31, 2005. This increase in revenues continues a quarter over quarter growth trend over the last several years and reflects the Company's continuing success in penetrating the dealer management system market. The combination of our products' features and capabilities, the ASP model's cost savings and efficiencies, our practice of not locking our customers into long-term contracts, as well as our reputation for providing outstanding service and support, contribute to the our continuing revenue growth. Revenues include one-time fees from installation services, including G/L setup, data conversion, VPN connection, forms programming and training; post-installation services, including on-going monthly support and maintenance fees, sales of hardware, and miscellaneous consulting fees.

Installation Services - Installation services revenues increased $225,888 or 28.3%, from $798,516 for the three months ended December 31, 2005 to $1,024,404 for the three months ended December 31, 2006. For the nine month period, installation services revenues decreased 5.7%, from $2,713,354 to $2,559,937 for the nine months ended December 31, 2006.

The decrease in installation revenues for the nine months ended December 31, 2006 compared to the same period in the prior year reflects slower than expected installation services revenues growth during the first two quarters of the fiscal year ended March 31, 2007 ("fiscal 2007"). Higher fuel prices and the resulting decline in domestic auto sales caused dealerships to cancel or delay new capital investment. Lower demand was also a result of poor economic performances by OEMs such as Ford and GM, which caused uncertainty for the dealerships. These economic factors, as well as the merger of DMS providers Reynolds and UCS and changes in the proposal process used throughout the rest of the dealer software industry discussed above caused potential customers to defer their purchase decisions for longer than was previously the case. We believe a number of these factors are beginning to abate. We base this belief on our installation revenue growth in the third quarter ended December 31, 2006, which was 28.3% compared to the same quarter in the prior year.

The slower than expected rate of new system installations during the first six months of this fiscal year has caused the year to date number of systems in our installed base to be behind expectations. As of December 31, 2006, we had 736 total rooftop customers, compared to 539 rooftop customers as of December 31, 2005. For the three and nine months ended December 31, 2006, total new rooftop installations were 65 and 142, respectively, compared with 39 and 124, respectively, for the three and nine months ended December 31, 2005.

Support and Maintenance - We earn a significant portion of our revenues from recurring support and maintenance revenues from our installed base of 736 rooftop customers. For the three months ended December 31, 2006, monthly support and maintenance revenues increased $477,808 or 31.9%, to $1,975,037 compared to $1,497,229 for the three months ended December 31, 2005. For the nine months ended December 31, 2006, support and maintenance revenue increased $1,470,076 or 35.6%, to $5,600,827 compared to $4,130,751 for the nine months ended December 31, 2005. These increases reflect continued growth of our customer base, both in new and independent automobile dealerships of all sizes. As noted above, for the nine months ended December 31, 2006 our customer base grew by 142 rooftop customers, to a total of 736 rooftop customers, compared to 594 rooftop customers as of March 31, 2006. Overall, the proportion of revenues generated from the existing installed base continues to grow. We earned 58.5% of our revenues for the nine months ended December 31, 2006 from recurring support and maintenance and 66.7% when considering additional monthly consulting revenues provided to existing customers.

Hardware - Hardware revenues increased 69.8%, to $348,547 for the three months ended December 31, 2006 compared with $205,292 for the prior period. For the nine-month period, hardware revenues increased 40.6%, to $936,731 for the nine months ended December 31, 2006 compared to $666,377 for the prior period. We expect hardware revenues to continue to increase as we expand our customer base.

Consulting - Consulting fees increased 31.0%, to $213,042 for the three months ended December 31, 2006 compared with $162,582 for the prior period. For the nine-month period, consulting fees increased 63.4%, to $685,781 for the nine months ended December 31, 2006 compared to $419,610 for the prior period. We view consulting fees to be recurring in nature based upon customer-designed programs and expect that such revenues will continue to grow as our customer base grows.

Cost of sales increased $395,396 or 28.3%, from $1,398,111 for the three months ended December 31, 2005 to $1,793,507 for the three months ended December 31, 2006. For the nine-month period, total cost of sales increased $790,777 or 19.0%, from $4,161,919 for the nine months ended December 31, 2005 to $4,952,696 for the nine months ended December 31, 2006. Gross margins grew to 48.3% for both the three and nine months ended December 31, 2006 compared to 47.5% and 47.6%, respectively, for the three and nine months ended December 31, 2005. We expect overall gross margins to continue to strengthen as higher margin recurring support and maintenance revenues grow as a proportion of total revenues. Margins on the various types of installations (new car, independent and/or powersports) and consulting engagements can vary from 25% to 40% but margins from recurring support and maintenance are approximately 70%.

Operating expenses, consisting of research and development, sales, marketing and general administrative expenses, increased $298,075 or 34.6%, from $862,443 for the three months ended December 31, 2005 to $1,160,518 for the three months ended December 31, 2006. For the nine-month period, operating expenses increased $1,153,077 or 47.6%, from $2,423,842 for the nine months ended December 31, 2005 to $3,576,919 for the nine months ended December 31, 2006. These costs reflect our continuing focus on developing new and enhanced products and increasing our sales and marketing focus. Research and development costs (including capitalized software costs) increased $77,530 and $223,038, respectively, for the three and nine months ended December 31, 2006 over the prior periods. As a percent of sales, research and development costs total 11.0% and 12.2%, respectively, for the three and nine months ended December 31, 2006. Sales and marketing costs increased $211,726 and $634,188, respectively, for the three and nine months ended December 31, 2006 over the prior periods. Administrative costs have increased $86,349 and $518,889, respectively, for the three and nine months ended December 31, 2006 over the prior periods. We have instituted an investor relations program in an attempt to communicate our business and prospects more widely and effectively to the investment community. Additionally, administration costs have been impacted by the cost of accounting compliance with Sarbanes-Oxley and the cost of stock option compensation due to the implementation of SFAS 123(R).

Operating income increased $174,741 or 101.1%, to $347,588 or $.011 per diluted common share for the three months ended December 31, 2006 compared with operating income of $172,847 or $.005 per diluted common share for the three months ended December 31, 2005. The current quarter results were adversely affected by stock-based employee compensation expense of $68,817. There was no stock-based employee compensation expense included during the prior year quarter ended December 31, 2005. For the nine-month period, operating income was $405,499 or $0.012 per diluted common share for the nine months ended December 31, 2006 compared with operating income of $631,381 or $0.020 per diluted common share for the prior period. The results for the nine months ended December 31, 2006 were adversely affected by stock-based employee compensation expense of $226,275 and $3,340, respectively, for the nine months ended December 31, 2006 and 2005. For the first nine months, operating income continues to be impacted by expected higher operating costs not being offset because of the deferral of installations and related revenues during the first and second quarters of fiscal year 2007.

Included in net income for the three and nine months ended December 31, 2006 is the recognition of a provision for income tax benefits of $124,779 and $161,179, respectively. For the three and nine months ended December 31, 2005, net income included the recognition of income tax benefits of $235,980 and $862,292, respectively. Our income tax calculations are impacted by the existence of a $1,785,000 deferred tax asset as of December 31, 2006. We believe that it is more likely than not that our projected future operations will generate sufficient taxable income to utilize the deferred tax asset outstanding as of December 31, 2006 before its expiration.

Liquidity and Capital Resources

Our liquidity position at December 31, 2006 has improved compared to the period ending March 31, 2006. As of December 31, 2006 we had working capital of $834,849 compared to $509,970 as of March 31, 2006. We generated $1,238,092 of operating cash flow during the nine months ended December 31, 2006 compared with $646,078 for the corresponding period in fiscal year 2005. Cash and cash equivalents exceeded $1 million for the first time, reaching $1,100,739 as of December 31, 2006, growing $529,973 since March 31, 2006. Accounts receivable, net of allowance for doubtful accounts, totaled $994,078 as of December 31, 2006 compared to $904,001 as of March 31, 2006. Current assets totaled $2,309,709 as of December 31, 2006 compared to $1,627,683 as of March 31, 2006. Current liabilities totaled $1,474,860 as of December 31, 2006 compared to $1,117,713 as of March 31, 2006. Debt (principally from the utilization of long-term lease financing of equipment) totaled $362,282 as of December 31, 2006 compared to $278,686 as of March 31, 2006. During the fiscal year ended March 31, 2006 we entered into a $250,000 line of credit agreement with a financial institution. As of December 31, 2006 we had not utilized any funds available under the line of credit.

In order to meet operating costs during the nine months ended December 31, 2006, we were able to rely upon cash provided from operations. There were no significant funds received from the sale of equity securities. We expect our revenues and cash flows from operations to continue to increase in the future. We expect net income to increase as well; however, due to costs associated with planned expansion programs, our profitability (net of income tax benefits) is not expected to grow at the same rate as revenue while those expansion plans are ongoing. With respect to our planned future capital needs, we expect our recurring revenues and revenues from new installations to produce adequate cash flow to meet our costs.

We do not have a significant cash reserve. If we experience a material adverse event, expand our operations in any significant way not currently contemplated, engage in a significant acquisition transaction or otherwise need additional cash, we would need to raise additional capital. We believe that, absent the occurrence of a material adverse event, we could raise needed additional capital through the offer and sale of convertible notes, warrants and equity securities or through commercial financing arrangements. We do not, however, have any commitments from any party to provide such capital, and there is a risk that we would not be able to raise capital, or may be compelled to pay a very high price for additional capital, under certain circumstances. If adequate capital is not available, our ability to expand our operations, or to continue normal operations, may be limited.

The following table discloses aggregate information about our contractual obligations including office and equipment lease payments and a note payable, and the periods in which payments are due as of December 31, 2006:


                                         Less Than
                                Total      1 Year      1-3 years      4-5 Years     After 5
                         ------------- ------------- -------------- ------------- -------------
Office Lease               $1,792,205    $ 484,432     $1,307,773
------------------------ ------------- ------------- -------------- ------------- -------------
Equipment Leases              312,282      108,859        192,252        11,171
------------------------ ------------- ------------- -------------- ------------- -------------
Note Payable                   50,000       50,000
------------------------ ------------- ------------- -------------- ------------- -------------
Total                      $2,154,487    $ 643,291     $1,500,025     $  11,171       None
                         ============= ============= ============== ============= =============

Capital expenditures, principally for computer related equipment and office cubicles, for the three and nine months ended December 31, 2006 totaled $84,309 and $318,205, respectively. There are no planned capital expenditures for the upcoming quarter outside of normal operating equipment needs.

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

         We may require additional capital to continue development of our products, pursue our expansion plan and fund our operations.
         -----------------------------------------------------------------------

We do not have a significant cash reserve. If we experience an unexpected need for cash, expand our operations in any significant way, engage in an acquisition transaction or otherwise need additional cash, we expect to continue to rely primarily on the offer and sale of convertible notes, warrants and equity securities to obtain such cash. If financing is needed, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to expand our operations, or to continue normal operations, may be limited.

         We may be unable to continue to increase the number of customers using our ADMS product or other future offerings.
         -----------------------------------------------------------------------

Our ADMS is relatively new and we are operating in a market where two competitors (ADP and Reynolds) control 86% of the market and have a significant advantage relative to market acceptance. Any projections or expectations regarding the number of customers that will accept installation of our ADMS product is subject to the risk that end-users may determine not to purchase our ADMS product at the rate projected because of our insignificant position in the market, concerns over our ability to continue as a going concern, concerns about our product and related services or various other reasons. If we are unable to increase our monthly installations of our ADMS product in the future, it is unlikely that we will be able to maintain profitability.

         Our financial results are adversely affected by any factors limiting the number of installations we do in a quarter or fiscal year.
         -----------------------------------------------------------------------

In any given reporting period, approximately 27% of our revenue is derived directly from additional installations of our ADMS product. Additional installations also increase our recurring revenue for subsequent quarters. Any event, trend or factor that has the effect of reducing the number of additional installations in any quarter or fiscal year, or in reducing the growth rate in additional installations, will harm our financial results for that period and subsequent periods. Factors that may reduce additional installations include:

     o   Demand for and the competitiveness of our ADMS product.

     o Trends in new and independent car sales, with many dealers being reluctant to incur any new expenses or to experiment with new technologies during slow sales periods.

     o Any factor, such as the recent Reynolds and UCS merger, which creates uncertainty as to future product offerings by our competitors or slows their bidding process, since most dealers consider a bid from their existing provider prior to switching to our ADMS product.

     o   The aggressiveness and ability of our sales team.

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

         Our position in the market may be adversely affected by potential new competitors.
         -----------------------------------------------------------------------

Our market is dominated by ADP and Reynolds & Reynolds, and our historical success in adding new customers is based, in part, on our position as one of few alternatives to these high-priced market leaders. Microsoft(R) has announced its intention to enter into the dealer management software market in the next few years, and other companies with significant brand name recognition could enter into the market. In addition, smaller companies with a lower pricing structure, new software or other innovation could enter the market. If additional companies enter the market, our ability to add new customers and retain our customers would be harmed, particularly if the new entrants brought a significant competitive advantage such as a name brand or an innovative development. Any reduction in our ability to add new customers, or retain customers, would lead to a reduction in the growth rate, or total amount of, our revenues and likely lead to decreasing net income or a net loss.

         We are subject to various regulatory regimes, and may be adversely affected by allegations or determinations that we have not complied with governing rules and laws.
         -----------------------------------------------------------------------

We are subject to a variety of laws and regulatory regimes as a result of our status as a public company, in addition to those applicable to all businesses generally. Laws and rules governing public companies change frequently, and are often complex. In connection with such laws, we are subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect our execution of our business plan. In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws. In fact, we have recently filed Current Reports on Form 8-K and Quarterly Reports on Form 10-QSB with respect to the restatement of certain financial statements. Remedying such non-compliance has diverted, and may continue to divert, additional financial and human resources. In addition, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.

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

         Third-party claims that we infringe upon their intellectual property rights could be costly to defend or settle.
         -----------------------------------------------------------------------

Litigation regarding intellectual property rights is common in the software and software-based service industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Third parties may bring claims of infringement against us, which may be with, or without, merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

     o Cease selling, incorporating or using products or services that rely upon the disputed intellectual property.

     o Obtain from the holder of the intellectual property right a license to sell or use the disputed intellectual property, which license may not be available on reasonable terms.

     o Redesign products or services that incorporate disputed intellectual property.

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

         The market price for our common stock is volatile and may change dramatically at any time.
         -----------------------------------------------------------------------

The market price of our common stock, like that of the securities of other early stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, new products or innovations by us or our competitors, significant customers' contracts, significant litigation or other factors or events that would be expected to directly affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

     o Intentional manipulation of our stock price by existing or future stockholders.

     o   Short selling of our common stock or related derivative securities.

     o A single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares.

     o The interest of the market in our business sector, without regard to our financial condition or results of operations.

     o The adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure.

     o Disputes relating to patents or other significant intellectual property rights held by others that we, our suppliers or our customers use.

     o   Developments in the automobile or automobile dealership industry.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.


Changes in Internal Controls over Financial Reporting

With the participation of our principal executive officer and principal financial officer, our management has, as required by Rule 13a-15(d) under the Exchange Act, determined that there were no changes during the fiscal quarter ended December 31, 2006 in our internal control over financial reporting that would materially affect, or would be reasonably likely to materially affect, our internal control over financial reporting


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.

On November 22, 2006, Dealer Computer Services, d/b/a as Universal Computer Systems, Inc. ("UCS") and party to a recent business combination with Reynolds and Reynolds, filed a complaint against Arkona in District Court of Harris county Texas, 152d Judicial District, asserting claims for tortuous interference with contracts with six of its clients or former clients. The complaint alleges that, through the action of a regional sales manager (formerly a UCS representative), Arkona induced several UCS clients to breach their agreements with UCS and become clients of Arkona, which allegedly resulted in damages in excess of $6 million. Although some former UCS clients have become Arkona clients, including some, but not all, of the clients identified in the complaint, Arkona denies any wrongdoing and is vigorously contesting the claims. The parties have not yet conducted any factual discovery; however, based upon an initial analysis of the facts and the claims, Arkona and its legal counsel believe the UCS claims are without merit and that the evidence will show that Arkona has not engaged in any tortuous conduct.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In fiscal years 2002 and 2003, we issued warrants to purchase a total of 2,699,092 shares of our common stock in connection with the issuance of convertible debt and for inducements to make investments in the Company. These stock warrants were granted at a prices ranging from $.20 to $33, have 5-year contractual terms and were fully vested upon issuance. On October 30, 2006 our Board of Directors approved an amendment to a warrant to purchase 1,212,122 shares of common stock held by Paul Henriod, who has become a director of the Company subsequent to his purchase of the warrant, to extend the expiration date from December 21, 2006 to the earlier to occur of (a) the date the director is no longer a director of the Company, and (b) December 21, 2007. As a result of that modification, additional compensation expense of $14,061 will be recognized during the subsequent twelve months ended December 31, 2007.

         The amendment was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and rules promulgated there under, based upon the following: (a) the holder is a director and, as a result, an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the amendment; (c) as a director, the holder has access to all material information with respect to our company; (d) the warrants, and shares issuable upon the exercise thereof, are "restricted securities" for purposes of the Securities Act; (e) the warrant contains a standard restrictive legend.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held an Annual Meeting of Shareholders on December 13, 2006, at which the Company's shareholders considered and voted as follows on the items described below:

         1. Our shareholders considered whether to elect the following persons as directors of the Company, each to serve until the next annual meeting of shareholders of the Company and until his respective successor shall have been duly elected and shall qualify:

                                                                                 Broker
           Name of Nominee            Votes For         Abstentions            Non-Votes
           ---------------            ---------         -----------            ---------
     Alan Rudd                       20,599,234            62,015                  0
     Richard Holland                 20,599,234            62,015                  0
     Marc Fuller                     20,599,234            62,015                  0
     Paul Henriod                    20,599,234            62,015                  0
     Kent Misener                    20,599,234            62,015                  0

         2. Our shareholders considered and voted upon a proposal to ratify the appointment of Mantyla McReynolds, a Professional Corporation, as independent auditors of the Company for the fiscal year ending March 31, 2007. There were 20,613,959 votes cast in favor, 29,700 votes cast against, 17,589 abstentions, and no broker non-votes.

         3. Our shareholders considered and voted upon a resolution, including an amendment to the Certificate of Incorporation of the Company contained therein, authorizing the Board of Directors of the Company, in its discretion at any time prior to November 1, 2007, to take all steps necessary to effect a consolidation of the Common Stock of the Company on the basis of a ratio within the range of one post-consolidation share of Common Stock for every four pre-consolidation shares of Common Stock to one post-consolidation share of Common Stock for every twelve pre-consolidation shares of Common Stock, with the ratio to be selected and implemented by the Corporation's Board of Directors in its sole discretion, if at all. There were 20,010,537 votes cast in favor, 611,733 votes cast against, 38,978 abstentions, and no broker non-votes.

All items considered at the meeting were approved by the stockholders.

Item 6.  Exhibits

See the Exhibit Index following the signature page hereof.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 12, 2007 by the undersigned thereunto duly authorized.

                                   ARKONA, Inc.

February 14, 2007                    /s/ Alan Rudd
                                   ---------------------------------------------
                                   Alan Rudd, Chief Executive Officer


February 14, 2007                    /s/ Leland H. Boardman
                                   ---------------------------------------------
                                   Leland H. Boardman, Chief Financial Officer

                                    EXHIBIT INDEX


   Exhibit
    Number                  Title of Document                      Location
------------  ----------------------------------------------    ----------------

4.1           Warrant Amendment                                 Filed herewith

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