Form 10KSB/A
period 2006-03-31
ARKONA INC
filed 2007-04-24
CIK 925662

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


                         Commission File Number 0-24372

                                  ARKONA, Inc.
                 (Name of small business issuer in its charter)

                            Sundog Technologies, Inc.
                     (Former name of small business issuer)



           DELAWARE                                       33-0611746
--------------------------------               --------------------------------
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


Securities registered under Section 12(b) of the Act:   None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for its most recent fiscal year were $11,212,171.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No  [X]

                                EXPLANATORY NOTE


         This Amendment No. 1 to Annual Report on Form 10-KSB/A (this "Amendment") is being filed by Arkona, Inc. (the "Company") in order to amend and restate certain items of its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed with the SEC on June 29, 2006 (the "Form 10-KSB").
         This Amendment is being filed primarily in order to amend "Item 7. Financial Statements" in order to restate the financial statements included in the Form 10-KSB. The Company has also amended "Item 6. Management' Discussion and Analysis," which contains cross references to the financial statements, in order to correct those cross references and related explanations of accounting policies and other matters. The Company has also amended "Item 8A. Controls and Procedures" in order to modify and update the determinations set forth therein.

Explanation of Restatement of Financial Statements

          Historically, the Company recognized the connection fee associated with the setup of a virtual private network, or VPN, for its new customers at the time it completed its installation of the Arkona dealer management system, or ADMS, at the customer's dealership. Fees for this VPN connection, also referred to as a license fee, generally range from 0% to 20% of the total installation charge. Following discussions and analysis stemming from comments received from the SEC staff, the Company determined that VPN connection fees are not a separate deliverable (i.e., do not have stand-alone value) and, therefore, should be recognized over the expected period of performance under the customer service agreement, rather than upon the completion of installation.

          The Company has recognized VPN connection fee revenue at the time installation is complete since commencing our ADMS business in late 2000. As a result of this change in accounting policy (effective July 1, 2006), revenue that was recognized in early periods is now being deferred and recognized ratably over the expected period of performance of the customer service agreement which, as of December 31, 2006, approximates 70 months - see "Note 14
- Prior Period Adjustments."

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB/A (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements can be identified by the use of forward-looking words such as "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements relate to our, and, in some cases, our clients' or business partners' future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under the caption "Certain Risk Factors." You are also encouraged to review our other filings with the Securities and Exchange Commission (the "SEC") describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

         Our primary product is our software-based Arkona Dealer Management Suite or ADMS. The ADMS is a fully integrated automobile dealership management software system that allows automobile dealerships to manage substantially all aspects of their business operations. It is a modular system, which makes it scalable for different types and sizes of dealerships. A key advantage of the ADMS is its ability to run on an ASP model. An ASP model involves the software provider running software and maintaining data at central locations and customers accessing and using the software over the Internet. The ASP model significantly reduces most upfront and ongoing hardware costs for the dealership because the significant processing is done on computers maintained at offsite locations that are maintained by us. The dealership needs only standard personal computers with reliable Internet access. The ASP model also reduces the need for technical computer personnel because the software and related hardware are managed by us at our offsite location. Our ADMS integrates with many of the major automobile manufacturers, and we are continuing our efforts to obtain cooperation from the others to integrate with their systems. In connection with the ADMS, we provide installation and post-installation training and consulting and, for a monthly fee, hosting services, technical support and 24x7 access to the ADMS.

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

         Our revenues continue to grow at a rapid rate, increasing 53.6% between the fiscal year ended March 31, 2005 and the fiscal year ended March 31, 2006. We earn more than half of our revenues from recurring support and maintenance. These recurring revenues grew at a rate in excess of 3% monthly during fiscal year 2006 and help provide long term stability for us.

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

         o We have entered into a long term relationship with a stockholder relationship consulting firm in an attempt to leverage their expertise in assisting us to increase stockholder value. We held our first earnings call on June 29, 2006 and have held earnings calls for each subsequent quarter.

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

Results of Operations for the Fiscal Years Ended 2006 and 2005

         Revenues - Revenues increased $3,910,216 to $11,212,171 for fiscal year 2006 or 53.6% over fiscal year 2005. These increases continue to reflect our success in replacing existing competitors' systems with the ADMS. Growth in our revenues over the five year period from fiscal year 2002 to fiscal year 2006 exceeded 404.0%, from $2,222,688 for fiscal year 2002 to $11,212,171 for fiscal year 2006.

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

         For fiscal year 2006, revenues from ADMS installation services increased $1,127,210 to $3,817,701 or 41.9% over fiscal year 2005. The significant increase in installation services revenue is due primarily to the increased sales and marketing personnel and continued market acceptance of the ADMS as a cost-effective alternative to the technology of our competitors. Our customer base grew from 389 installed customers as of March 31, 2005 to 563 installed customers as of March 31, 2006. We believe that we will continue to grow our customer base through the replacement of competitors' systems and installation into new dealerships.

         For fiscal year 2006, revenues from recurring monthly post-installation services increased $1,786,291 to $5,783,424 or 44.7% over fiscal year 2005. This increase reflects continued growth in our installed customer base, which grew, as noted above, to 563 customers as of March 31, 2006. It's important to note that post-installation customer contracts are entered into on a month-to-month basis. Customers have the right to cancel our services at any time upon written notice, without penalty. We must earn the customer's on-going business each and every month. Our revenue growth, especially our recurring monthly post-installation services, indicates our continued success at earning our customers' business each month.

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

         Cost of Sales - For fiscal year 2006, cost of sales increased $1,608,680 to $5,858,545 or 37.9% over fiscal year 2005. Cost of sales as a percentage of revenues decreased 5.9% for fiscal year 2006 compared to fiscal year 2005.

         The 5.9% increase in gross margin for fiscal year 2006 is a result of our hiring additional installation and support technicians during the end of fiscal year 2005 to properly prepare for expected growth in our customer base. This relative hiring increase was not necessary during fiscal year 2006. We continue to gain, through experience, installation efficiencies. For example, our post-installation service includes having one individual from the support department dedicated to a new dealership for two to six weeks after an installation. By having a dedicated individual provide post-installation support, potential problems can be anticipated and solved by someone familiar with the customer's needs in a timely and cost-efficient manner. After the two to six weeks of post-installation monitoring, new customers are transitioned to normal customer support.

         Operating Expenses - Operating expenses are comprised of research and development expense and sales, marketing and general administrative expenses. For fiscal year 2006, total operating expenses increased $1,089,812 to $4,440,780 or 32.5% over fiscal year 2005. Operating expenses as a percentage of revenue decreased 6.3% for fiscal year 2006 over fiscal year 2005.

         Research and development expense increased by $301,948 to $962,708 or 45.7% for fiscal year 2006 due to the hiring of additional software developers near the end of fiscal year 2005, a continued focus on research and development activities, and developing and maintaining software compatible with original equipment manufacturers. As a percentage of revenue, research and development expense decreased 0.4% for fiscal year 2006 over fiscal year 2005. We believe research and development will play an important roll in our future success. Our goal is to keep our software and processes technologically ahead of the competition and we expect research and development expense to continue to grow in the future.

         Sales, marketing and general administrative expense increased in fiscal year 2006 by $787,864 or 29.3% over fiscal year 2005. As a percentage of revenue, sales, marketing and general administrative expense decreased 5.8% for fiscal year 2006 over fiscal year 2005. Total sales and marketing expense increased due to the hiring of additional regional sales representatives, resulting in our increased revenue. We recently announced the opening of new sales territories and will continue to expand our sales and marketing presence as we grow. General administrative expenses remained relatively constant between the two years as is reflective in the overall decrease in total operating expenses as a percent of revenues.

         Net Income - For fiscal year 2006, we recorded net income before tax benefit of $903,435 compared with a net loss before tax benefit in fiscal year 2005 of $(252,032). We recorded a tax benefit (principally due to net operating loss carry forwards) for fiscal years 2006 and 2005 of $1,244,000 and $152,682, respectively. The overall recognition of profits in fiscal year 2006 has been due primarily to the increased customer base, resulting in increased installation and post-installation recurring revenues.

Liquidity and Capital Resources

         Our liquidity position has improved during the year. As of March 31, 2006 and 2005, our working capital (current assets in excess of current liabilities) totaled $509,970 and $(347,316), respectively. The increase in working capital as of March 31, 2006 is principally a result of increasing cash flows from operations and increased receivables from installations and post-installation services growth. Cash and cash equivalents were $570,766 as of March 31, 2006.

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

         In order to meet operating costs during the fiscal year ended March 31, 2006, we were able to rely upon cash provided from operations. There were no significant funds received from the sale of equity securities.

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

         Capital expenditures, principally for computer related equipment and office cubicles, for the fiscal year ended March 31, 2006 totaled $459,638. There are no planned capital expenditures for the upcoming fiscal year outside of normal operating equipment needs.

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

Certain Risk Factors

         Our short-term and long-term success is subject to certain risks, many of which are substantial in nature. The following risk factors should be carefully considered, in addition to other information contained in this report, when evaluating an investment in our common stock. Any one of these factors could cause actual results of operations to differ materially from projected results.

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

          We may be unable to continue to increase the number of customers using our ADMS product or other future offerings.
          ----------------------------------------------------------------------

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

          We are subject to various regulatory regimes, and may be adversely affected by allegations that we have not complied with governing rules and laws.
          ----------------------------------------------------------------------

         We are subject to a variety of laws and regulatory regimes as a result of our status as a public company, in addition to those applicable to all businesses generally. Laws and rules governing public companies change frequently, and are often complex. In connection with such laws, we are subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect our execution of our business plan. In addition, through such audits, inquiries and investigations, we or a regulator have from time to time determined, and may in the future determine, that we are out of compliance with one or more governing rules or laws. In fact, we are restating certain financial statements, as described above, in connection with the filing of this Report. Remedying such non-compliance has, during the last few months diverted, and may continue to divert additional financial and human resources. In addition, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. Any charge, and particularly any determination, that we had materially violated a governing law would likely have a material adverse effect on the market price of our stock, our ability to execute our business plan and our ability to retain and attract qualified management.

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

          We are dependent upon highly qualified personnel, and the loss of such personnel is a risk to our success.
          ----------------------------------------------------------------------

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

          Third-party claims that we infringe upon their intellectual property rights could be costly to defend or settle.
          ----------------------------------------------------------------------

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

         Our stockholder rights plan and certain provisions of the Delaware corporate law may permit our Board of Directors to block a takeover attempt and adversely affect the value of our common stock.
         -----------------------------------------------------------------------

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

Item 7.     Financial Statements

         Our restated financial statements and associated notes are set forth following the signature page beginning on Page F-1.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, for the reason and in the manner set forth in the following paragraph, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         Following discussions and analysis stemming from comments received from the SEC staff, we determined that VPN connection fee revenues should be recognized over the expected period of performance under the customer Service Agreement, rather than upon the completion of installation as we have historically recognized these revenues. As a result of this change in accounting policy (effective July 1, 2006), revenue that was recognized in early periods is now being deferred and recognized ratably over the expected period of performance of the customer Service Agreement which, as of March 31, 2006 and 2005 approximated 60 and 48 months, respectively. Information regarding the correction is disclosed in Note 14 to the restated financial statements included herewith.

         Based upon these occurrences, we have taken steps to facilitate timely and comprehensive discussions with management of the Company and with our independent registered public accounting firm regarding issues that arise in the course of developing financial statements for public disclosure.

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

                                    PART III

Item 13.  Exhibits.

   Exhibit
    Number                       Title of Document                                      Location
---------------    ----------------------------------------------    ------------------------------------------------
     3.1           Certificate of Incorporation, as amended to       Incorporated by reference to the Company's
                   date                                              Quarterly Report on Form 10-QSB filed with the
                                                                     SEC on August 14, 2003, File No. 0-24372

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

     10.2          Master Lease between Parkway Tower, L.L.C.        Incorporated by reference to Annual Report on
                   and the Company.                                  Form 10-KSB filed with the SEC on July 14,
                                                                     2000, File No. 0-24372

     10.3          Office Lease between RiverPark Three, LLC         Incorporated by reference to the Company's
                   and the Company                                   Annual Report on Form 10-KSB filed with the
                                                                     SEC on July 14, 2005, File No. 0-24372

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

                                            ARKONA, INC.

                                            By:       /s/   Alan Rudd
                                                 -------------------------------
                                                     Alan Rudd
                                                     Chief Executive Officer

Date: April 24, 2007

                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. Each person, whose signature to this Form 10-KSB/A appears below, hereby constitutes and appoints Alan Rudd and Leland H. Boardman, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-KSB/A, and any and all instruments or documents filed as part of or in connection with this Form 10-KSB/A or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

                    Signature                                      Title                             Date
                    ---------                                      -----                             ----
                                                     Chief Executive Officer and                April 24, 2007
           /s/ Alan Rudd                             Director (Principal Executive
--------------------------------------------
     Alan Rudd                                       Officer)


           /s/ Richard Holland                       President and Director                     April 24, 2007
--------------------------------------------
     Richard Holland


           /s/ Leland H. Boardman                    Chief Financial Officer                    April 24, 2007
--------------------------------------------         (Principal Financial and
     Leland H. Boardman                              Accounting Officer)



     /s/ Marc A. Fuller                              Director                                   April 24, 2007
--------------------------------------------
     Marc A. Fuller

          /s/ Paul Henriod                           Director                                   April 24, 2007
--------------------------------------------
     Paul Henriod

          /s/ Kent A. Misener                        Director                                   April 24, 2007
--------------------------------------------
     Kent A. Misener

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


                                  Arkona, Inc.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----

Report of Independent Registered Public Accounting Firm....................................F-2

Restated Balance Sheet as of March 31, 2006................................................F-3

Restated Statements of Operations for the Years Ended March 31, 2006 and 2005..............F-5

Restated Statements of Stockholders' Equity for the Years Ended
       March 31, 2006 and 2005.............................................................F-6

Restated Statements of Cash Flows for the Years Ended March 31, 2006 and 2005..............F-7

Notes to Restated Financial Statements.....................................................F-9

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


/s/ MANTYLA McREYNOLDS, LLC
MANTYLA McREYNOLDS, LLC
Salt Lake City, Utah
May 18, 2006, except for Note 14 to which the date is April 11, 2007.


                                  Arkona, Inc.
                             Restated Balance Sheet
                                 as of March 31,


                                                                          Notes             2006

ASSETS
Current Assets:
     Cash and Cash Equivalents                                              1            $  570,766
     Accounts Receivable, including unbilled amounts
         of $111,470 (less allowance for doubtful
         accounts of $25,000)                                               1               904,001
     Prepaid Expenses                                                                        73,693
     Notes Receivable - current portion                                     1                77,324
     Other                                                                                    1,899
                                                                                         ----------
     Total Current Assets                                                                 1,627,683
                                                                                         ----------
Property and Equipment - net                                                5               623,505
                                                                                         ----------
Other Assets:
     Deferred Tax Asset                                                  1, 2, 14         1,560,000
     Capitalized Software Costs - net                                      1, 3           1,215,041
     Goodwill                                                               6               156,622
     Intellectual Property                                                  6                76,420
     Security Deposits                                                      8                75,690
     Notes Receivable                                                       1                40,192
                                                                                         ----------
     Total Other Assets                                                                   3,123,965
                                                                                         ----------

Total Assets                                                                             $5,375,153
                                                                                         ==========








See accompanying notes to restated financial statements.


                                  Arkona, Inc.
                             Restated Balance Sheet
                                 as of March 31,


                                                                Notes                2006

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                             $    159,901
     Accrued Liabilities                                                               411,230
     Current Portion Deferred Contract Revenue                   1                     434,019
     Note Payable to Related Party                              13                      50,000
     Current Portion Long-Term Notes Payable                    13                      62,563
                                                                                  ------------
     Total Current Liabilities                                                       1,117,713
                                                                                  ------------

Long-Term Deferred Contract Revenue                             1                      287,743
Long-Term Notes Payable                                        13                      166,123
                                                                                  ------------

Total Liabilities                                                                    1,571,579
                                                                                  ------------
Stockholders' Equity:                                     10, 11, 12
     Preferred Stock ($.001 par value; authorized
         10,000,000 shares; issued and outstanding
         575,000 shares)                                        7                          575
     Common Stock ($.001 par value; authorized
         75,000,000 shares; issued and outstanding
         32,489,670)                                            7                       32,490
     Additional Paid-In Capital                                                     23,479,767
     Unearned compensation - stock options                      9                       (5,848)
     Accumulated Deficit                                     9, 14                 (19,703,410)
                                                                                  ------------
     Total Stockholders' Equity                                                      3,803,574
                                                                                  ------------

Total Liabilities & Stockholders' Equity                                          $  5,375,153
                                                                                  ============






See accompanying notes to restated financial statements.


                                  Arkona, Inc.
                        Restated Statements of Operations
                          for the Years Ended March 31,

                                      Notes                      2006             2005
                                      -----                      ----             ----

Revenues:                             1, 14
     Installation Services                                  $  3,817,701      $  2,690,491
     Post-Installation Services                                5,783,424         3,997,133
     Hardware Sales                                            1,026,373           335,648
     Consulting Services                                         578,525           264,435
     Other                                                         6,148            14,248
                                                            ------------      ------------
     Total Revenues                                           11,212,171         7,301,955
Cost of Sales                       1, 3, 4                    5,858,545         4,249,865
                                                            ------------      ------------
Gross Profit                                                   5,353,626         3,052,090

Operating Expenses:                 1, 4, 5
     Sales, Marketing & General
         Administrative                                        3,478,072         2,690,208
     Research & Development                                      962,708           660,760
                                                            ------------      ------------
     Total Operating Expenses                                  4,440,780         3,350,968
                                                            ------------      ------------
Income (Loss) from Operations                                    912,846          (298,878)
Other (Expense) Income - net                                      (9,411)           46,846
                                                            ------------      ------------
Income (Loss) Before Income Taxes                                903,435          (252,032)
Income Tax Benefit                     1, 2                    1,244,000           152,682
                                                            ------------      ------------
Net Income (Loss)                                           $  2,147,435      $    (99,350)
                                                            ============      ============
Basic Earnings per Common Share:       15
     Income (Loss) from Operations                          $      0.028      $     (0.009)
     Net Income (Loss)                                      $      0.067      $     (0.003)
     Average Number of Shares
           Outstanding                                         32,278,717        31,956,688
Diluted Earnings per Common Share:     15
     Income (Loss) from Operations                          $      0.023      $     (0.009)
     Net Income (Loss)                                      $      0.054      $     (0.003)
     Average Number of Shares
           Outstanding                                        39,404,151        31,956,688


See accompanying notes to restated financial statements.


                                  Arkona, Inc.
              Restated Statements of Stockholders' Equity (Deficit)
                   for the Years Ended March 31, 2006 and 2005








                       Preferred      Preferred        Common         Common
                         Shares         Stock          Shares         Stock
                      ------------   ------------   ------------   ------------
Balance, March 31,
2004                   575,000       $        575     31,565,670         31,566

Prior period
adjustments - see
Note 14                       --             --             --             --

Issued shares for
options exercised at
$.20 and $.30 per
share                         --             --          474,000            474

Issued shares for
cash and services at
$.40 to $.51 per
share                         --             --          130,000            130

Unearned compensation         --             --             --             --

Compensation earned           --             --             --             --

Stock investment
write-off                     --             --             --             --

Net (loss)                    --             --             --             --
                      ------------   ------------   ------------   ------------

Balance, March 31,         575,000   $        575     32,169,670         32,170

Issued shares for
options exercised at
$.20 to $.66 per
share                         --             --          320,000            320

Unearned compensation         --             --             --             --

Compensation earned           --             --             --             --

Options forfeited             --             --             --             --

Net income                    --             --             --             --
                      ------------   ------------   ------------   ------------
Balance, March 31,         575,000   $        575     32,489,670   $     32,490


See accompanying notes to restated financial statements.


                                      F-6(a)

                                          Arkona, Inc.
                         Restated Statements of Stockholders' Equity (Deficit)
                              for the Years Ended March 31, 2006 and 2005


                                                          Accumu-
                                          Unearned        lated
                         Additional        Comp. -        Unrealized                       Total
                           Paid-In          Stock         Losses on      Accumulated    Stockholders'
                           Capital         Options        Investment      Deficit          Equity
                        ------------    ------------    ------------    ------------    ------------
Balance, March 31,
2004                    $ 23,188,211            --           (16,942)    (19,698,942)      3,504,468

Prior period
adjustments - see
Note 14                         --              --              --        (2,052,553)     (2,052,553)

Issued shares for
options exercised at
$.20 and $.30 per
share                        127,726            --              --              --           128,200

Issued shares for
cash and services at
$.40 to $.51 per
share                         52,420            --              --              --            52,550

Unearned compensation         26,275         (26,275)           --              --              --

Compensation earned             --             6,918            --              --             6,918

Stock investment
write-off                       --              --            16,942            --            16,942

Net (loss)                      --              --              --           (99,350)        (99,350)
                        ------------    ------------    ------------    ------------    ------------
Balance, March 31,
2005                    $ 23,394,632    $    (19,357)   $          0     (21,850,845)   $  1,557,175



Issued shares for
options exercised at
$.20 to $.66 per
share                         98,010            --              --              --            98,330

Unearned compensation          1,100          (1,100)           --              --                 0

Compensation earned             --             8,955            --              --             8,955

Options forfeited            (13,975)          5,654            --              --            (8,321)

Net income                      --              --              --         2,147,435       2,147,435
                        ------------    ------------    ------------    ------------    ------------
Balance, March 31,      $ 23,479,767    $     (5,848)   $          0     (19,703,410)   $  3,803,574



See accompanying notes to restated financial statements.

                                              F-6(b)

                                  Arkona, Inc.
                        Restated Statements of Cash Flows
                          For the Years Ended March 31,

                                                             2006           2005
                                                         -----------    -----------
Cash Flows from Operating Activities:
     Net Income (Loss)                                   $ 2,147,435    $   (99,350)
     Adjustments to Reconcile Net Income
         (Loss) to Net Cash Provided by Operating
         Activities:
            Depreciation Expense                             195,620        115,760
            Amortization Expense                             302,678        248,181
            Bad Debt (Write Offs)                            (50,000)       (10,134)
            Loss on Asset Disposition                            323           --
            Stock Compensation Expense (Income)                  634          6,918
            Realized Gain on Investments                        --          (55,973)
            Deferred Income Tax Benefit                   (1,248,000)      (156,000)
            Decrease (Increase) in Accounts Receivable      (372,814)       (36,451)
            Decrease (Increase) in Prepaid Expenses          (73,693)        11,621
            Decrease (Increase) in Other                       1,600         38,169
            Decrease (Increase) in Notes Receivable         (117,516)          --
            Decrease (Increase) in Security Deposits          46,390        (42,500)
            Increase (Decrease) in Accounts Payable            3,826         (1,704)
            Increase (Decrease) in Accrued Liabilities       169,792         44,962
            Increase (Decrease) in Deferred Revenue          (75,282)        68,283
                                                         -----------    -----------
     Net Cash Provided by Operating Activities               930,993        131,782
                                                         -----------    -----------
Cash Flows from Investing Activities:
     Acquisition of Property and Equipment                  (459,638)      (254,792)
     Cash from Sale of Intangible Asset                         --          100,000
     Software Development Costs                             (368,784)      (378,400)
                                                         -----------    -----------
     Net Cash Used in Investing Activities                  (828,422)      (533,192)
                                                         -----------    -----------
Cash Flows from Financing Activities:
     Net increase in Notes Payable                           228,686           --
     Proceeds from Issuance of Common Stock                   98,330        180,750
                                                         -----------    -----------
     Net Cash Provided by Financing Activities               327,016        180,750
                                                         -----------    -----------

Net Increase (Decrease) in Cash                              429,587       (220,660)

Beginning Cash and Cash Equivalents Balance                  141,179        361,839
                                                         -----------    -----------
Ending Cash and Cash Equivalents Balance                 $   570,766    $   141,179
                                                         ===========    ===========



See accompanying notes to restated financial statements.


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











See accompanying notes to restated financial statements.

                                  Arkona, Inc.
                     Notes to Restated Financial Statements


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

        Cash & Cash Equivalents - For purposes of the statements of cash flows, the Company considers cash on deposit in banks and other unrestricted investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances in a local financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2006, the Company had cash in excess of the insured amounts at this institution totaling $470,766.

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

       Deferred Tax Assets:
          Net operating loss carryforward                     $ 4,977,235
         Non-current deferred revenues                            112,220
          Intangibles, due to differences in
             amortization                                          70,034
                                                              -----------
         Gross Deferred Tax Assets                              5,159,489
          Less valuation allowance                             (3,262,406)
                                                              -----------
          Total Deferred Tax Assets                             1,897,083

       Deferred Tax Liabilities:
          Capitalized software costs, due to
             differences in amortization                         (330,099)
          Property and equipment, due to
             differences in depreciation                           (6,984)
                                                               ----------
       Total Net Deferred Tax Assets                           $1,560,000
                                                               ==========

       Current Net Deferred Tax Assets                         $        0
       Long Term Net Deferred Tax Assets                        1,560,000
                                                               ----------
       Total Net Deferred Tax Assets                           $1,560,000
                                                               ==========

       The deferred tax asset valuation allowance decreased $1,641,956 from the previous year's account balance. The allowance has been determined pursuant to the provisions of SFAS #109, including the Company's estimation of future taxable income, where necessary, and is adequate to reduce the total net deferred tax asset to an amount that will more likely than not be realized. The valuation allowance is an accounting estimate being made by management. Management has considered all available negative and positive evidence in determining the amount of the valuation allowance.

        Reconciliation between income taxes at statutory tax rates (39%) and the actual income tax provision from continuing operations are as follows:

                                                         03/31/2006                03/31/2005
       Expected provision (benefit) based
          on statutory rates                            $    352,340              $     (98,292)
       Effect of:
          Change in valuation allowance                   (1,641,956)                   (83,547)
          Minimum state franchise tax                          4,000                      3,318
          Nondeductible differences                           41,616                     25,839
                                                        ------------              -------------
       Provision (Benefit) for Income Tax               $ (1,244,000)             $    (152,682)
                                                        ============              ==============

       The components of the provision (benefit) for income tax are as follows:

                                                         03/31/2006                03/31/2005
       Current provision (benefit):
          Federal                                       $    231,919               $   (156,879)
          State                                               38,106                    (19,753)

       Deferred provision (benefit):
          Federal                                         (1,319,919)                    20,879
          State                                             (194,106)                     3,071
                                                         -----------                -----------
       Provision (Benefit) for Income Tax                $(1,244,000)              $   (152,682)
                                                       =============               ============

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

        The following table illustrates the effect on net income and net income per share if the provisions of SFAS #123 had been applied to stock-based incentives using the Black-Scholes valuation model:

                                                          Year Ended March 31,
                                                         2006            2005

                   Net income (loss), as reported    $ 2,147,435    $   (99,350)

                   Add: stock-based employee
                   compensation expense
                   included in reported net income           634          6,918

                   Deduct:  total stock-based
                   employee compensation expense
                   determined under fair value
                   based method for all awards          (204,721)       (56,480)
                                                     -----------    -----------
                   Pro Forma Net Income (Loss)       $ 1,943,348    $  (148,912)
                                                     ===========    ===========
                   Net Income (Loss) Per Share:
                     Basic - pro forma               $     0.060    $    (0.005)
                     Diluted - pro forma             $     0.049    $    (0.005)

        Information on stock options and warrants outstanding as of March 31, 2006 and 2005 is as follows:

                                            Number of                     Weighted
                             Range of      Options and       Average       Average                    Weighted
              Year           Exercise        Warrants       Remaining     Exercise       Number        Average
             Ended            Prices       Outstanding        Life          Price      Exercisable      Price

            03/31/06        $0.20-0.75         9,492,759     90 mos.        $0.37         7,350,759     $0.29

            03/31/05        $0.20-0.65         8,770,759     90 mos.        $0.33         3,497,000     $0.32

        The Company issued an additional 1,311,000 options and warrants during the fiscal year ended March 31, 2006. Options and warrants totaling 589,000 expired or were cancelled during the same period.

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

        The Company has long term capital lease obligations related to the purchase of office furniture and computers. The weighted average interest rate on these borrowings is 7.0%. The following table reflects the future minimum lease payments:

                      Year                         Minimum
                    Ending                     Lease Payments

                  03/31/2007                   $      62,563
                  03/31/2008                          63,046
                  03/31/2009                          50,534
                  03/31/2010                          38,945
                  03/31/2011                          13,598
                                               -------------
                  Total                        $     228,686
                                               =============

14.    Prior Period Adjustments

       During fiscal year 2006, in the course of preparing a response to a routine SEC comment letter, the Company determined that their accounting for software development costs was erroneously reported in prior periods. The Company had expensed all software development costs during the years ended March 31, 2001, 2002 and 2003. Beginning with the fiscal year ended March 31, 2004, the Company capitalized software development costs related to automobile manufacturer integration software that were incurred between the date technical feasibility was established and the date the software became ready for its intended use. Similar expenses incurred during fiscal years 2001, 2002 and 2003 should have been consistently capitalized. Accordingly, the Company has booked $119,165, $389,988 and $376,497 in fiscal years 2001, 2002 and 2003, respectively, to retroactively capitalize the asset.

       The Company amortizes capitalized software development expenses over the useful life of the underlying software, deemed to be five years. Having capitalized certain software development expenses as described above, the Company recalculated amortization expense for the years ended March 31, 2003, 2004 and 2005, beginning with the completion of the first integration software in May 2002.

       As part of the review described above, the Company discovered that it mistakenly combined a software asset capitalized through the acquisition of Ensign (see Notes 1 and 6) with the capitalized software development costs described above. This combination resulted in an inaccurate reporting of software assets and an inaccurate calculation of related accumulated amortization.

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

       In addition, the Company determined to restate downward the amount of the income tax benefit recorded in fiscal years 2005 and 2004.

       The effect on certain line items to the financial statements for fiscal year 2005, as reported with the Company's 10-KSB/A filed on November 16, 2005, affected by these adjustments is identified through the "Initial Adjustments" line item set forth below.

       Subsequent to the filing of the Form 10-KSB for fiscal year 2006 and in connection with communications with the SEC in response to the SEC comment letter described above, the Company determined that the accounting for VPN connection fees was improperly reported in prior periods. The Company had recognized these fees over the installation and training period. In accordance with SAB Topic 13, these fees should have been recorded over the expected period of performance under the customers' Service Agreement, which, as of December 31, 2006 approximates 70 months.

       The effect on certain line items to the financial statements for fiscal year 2006 and 2005, as reported with the Company's 10-KSB filed on June 29, 2006, affected by the adjustment to VPN connection fees is identified through the "Subsequent Adjustments" line item set forth below.

                                                       As of          As of
                                                     03/31/06       03/31/05
         Deferred Tax Asset
              As initially reported                               $5,039,237
              Initial adjustments                                 (4,727,237)
              Subsequent adjustments                                       0
                                                                  ----------
              As amended                                          $  312,000

         Current Portion Deferred
         Contract Revenue
              As initially reported                 $   207,417   $  200,326
              Initial adjustments                             0            0
              Subsequent adjustments                    226,602      325,342
                                                     ----------   ----------
              As amended                            $   434,019   $  525,668

         Long-Term Deferred
         Contract Revenue
              As initially reported                 $         0   $        0
              Initial adjustments                             0            0
              Subsequent adjustments                    287,743      271,376
                                                    -----------   ----------
              As amended                            $   287,743   $  271,376

                                                    For the            For the
                                                  Year Ended         Year Ended
                                                    03/31/06         03/31/05
Revenues
     As initially reported                        $ 11,129,798    $  7,254,661
     Initial adjustments                                     0          54,269
     Subsequent adjustments                             82,373          (6,975)
                                                  ------------    ------------
     As amended                                   $ 11,212,171    $  7,301,955

Cost of Sales
     As initially reported                                --      $  4,059,955
     Initial adjustments                                  --           189,910
     Subsequent adjustments                               --                 0
                                                                  ------------
     As amended                                           --      $  4,249,865

Operating Expenses
     As initially reported                                --      $  3,545,418
     Initial adjustments                                  --          (194,450)
     Subsequent adjustments                               --                 0
                                                  ------------    ------------
     As amended                                           --      $  3,350,968

Net Loss Before Tax
     As initially reported                                --      $   (303,865)
     Initial adjustments                                  --            58,809
     Subsequent adjustments                               --                 0
                                                                  ------------
     As amended                                           --      $   (245,056)

Tax Benefit
     As initially reported                                --      $  3,479,237
     Initial adjustments                                  --        (3,326,555)
     Subsequent adjustments                               --                 0
                                                  ------------    ------------
     As amended                                           --      $    152,682

Net Income (Loss)
     As initially reported                        $  2,065,062    $  3,175,372
     Initial adjustments                                  --        (3,267,746)
     Subsequent adjustments                             82,373          (6,976)
                                                  ------------    ------------
     As amended                                   $  2,147,435    $    (99,350)

                                                    For the          For the
                                                   Year Ended       Year Ended
                                                    03/31/06         03/31/05

Basic Earnings (Loss) per Share
     As initially reported                        $      0.064    $      0.099
     Initial adjustments                                  --            (0.102)
     Subsequent adjustments                              0.003            --
                                                  ------------    ------------
     As amended                                   $      0.067    $     (0.003)

Diluted Earnings (Loss) per Share
     As initially reported                        $      0.053    $      0.082
     Initial adjustments                                                (0.085)
     Subsequent adjustments                              0.001            --
                                                  ------------    ------------
     As amended                                   $      0.054    $     (0.003)

15.     Earnings per share

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                       Year Ended March 31,
                                                       2006           2005

Net Income (Loss)                                 $  2,147,435   $    (99,350)
                                                  ============   ============
Shares used in Basic per Share amounts:
   Weighted average common shares outstanding       32,278,717     31,956,688

Shares used in Diluted per Share amounts:
   Diluted warrants and options                      4,250,434           --
  Dilutive preferred stock                           2,875,000           --
                                                  ------------   ------------
   Dilutive Weighted Average Common Shares
     Outstanding                                    39,404,151     31,956,688
                                                  ============   ============

Basic Net Income (Loss) per Share                 $      0.067   $     (0.003)
                                                  ============   ============

Diluted Net Income (Loss) per Share               $      0.054   $     (0.003)
                                                  ============   ============
Anti-dilutive Weighted Average Common Shares
   Outstanding                                          73,622      4,316,413
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